Form 10-K405
period 2000-12-31
PRACTICE WORKS INC
filed 2001-04-02
CIK 1121786

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-16079

                              PRACTICEWORKS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      52-2259090
           (State of incorporation)                  (IRS Employer Identification No.)

        1765 THE EXCHANGE, SUITE 200,                              30339
            ATLANTA, GEORGIA 30339                               (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (770) 850-5006

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, par value $.01                     American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 28, 2001 (based on the closing sale price of the Registrant's common stock, par value $.01 per share, as reported on the American Stock Exchange on such date)
was $48,402,972.30. 8,755,037 shares of common stock were outstanding as of
March 28, 2001.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   42
Item  3.  Legal Proceedings...........................................   42
Item  4.  Submission of Matters to a Vote of Security Holders.........   42

                                  PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   43
Item  6.  Selected Financial Data.....................................   44
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   47
Item      Quantitative and Qualitative Disclosures About Market
   7A.    Risk........................................................   60
Item  8.  Financial Statements and Supplementary Data.................   60
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   60

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   60
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership and Beneficial Owners and Management.....   67
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   69

ITEM 1.  BUSINESS

OVERVIEW

     PracticeWorks, Inc. ("PracticeWorks" or "we") previously operated as a division of InfoCure Corporation ("InfoCure"). On March 5, 2001, InfoCure spun off our operations through a pro rata distribution to its shareholders of all of our outstanding common stock (the "Distribution" or "Spin-Off"). As a result of the Distribution, we became an independent public company operating what was InfoCure's dental business which includes the dental, orthodontic and oral and maxillofacial surgery business lines.

     We are an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of December 31, 2000, we had an installed base of approximately 35,000 providers, including approximately 27,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States. In addition, we have approximately 4,000 providers located in Europe and Australia. Including the recent InfoSoft acquisition, our installed customer base is approximately 61,000 providers.

     We believe that the direct and frequent use of our practice management applications by providers and office staff throughout the business day combined with our substantial installed customer base strongly positions us to facilitate business-to-business e-commerce between our customers and dental, medical and orthodontic product manufacturers and distributors as well as other suppliers. Through business relationships we have established to date, orthodontists using our e-commerce application can make convenient, cost-effective online purchases of orthodontic supplies, office supplies and promotional materials. We are developing additional business relationships to enable online purchasing of dental supplies using our e-commerce application. This will allow us to expand our e-commerce services to the dental and oral and maxillofacial surgery markets and further develop this revenue stream.

     Our existing practice management applications are installed either on servers or personal computers located in the provider's office. We are developing practice management applications that we will deliver through an application services provider, or ASP, delivery model whereby the applications will be remotely hosted on a central server which our customers will access through a standard Internet browser. Our ASP applications will benefit our customers primarily by:

     - decreasing their total cost of ownership by reducing hardware requirements and allowing them to outsource maintenance and support functions;

     - automatically providing immediate access to future updates and improvements to our applications;

     - enabling secure, online communication with patients; and

     - enabling remote access to their practice management information.

     We expect to release specified modules of our ASP application for use by dentists in the United States during the second quarter of 2001 and to release specified modules of our ASP applications for orthodontists and oral and maxillofacial surgeons by the fourth quarter of 2001. Although our initial ASP applications will contain the basic functionality required to manage a dentist's office, they will not offer the full functionality of our core products. We expect to provide these levels of full functionality for our ASP applications in the dental market in the fourth quarter of 2001 and in the orthodontic and oral and maxillofacial markets in the third quarter of 2002.

RECENT EVENTS

  InfoSoft Acquisition

     On March 7, 2001, we completed the acquisition of SoftDent, LLC, or InfoSoft, the practice management software subsidiary of Ceramco, Inc., a wholly owned subsidiary of DENTSPLY International,

Inc. The aggregate consideration to be paid in connection with this acquisition was approximately $32.0 million. In connection with this acquisition, we issued 32,000 shares of our series A convertible redeemable preferred stock to Ceramco having a stated redemption value of $32.0 million in five years. These shares of series A convertible redeemable preferred stock are convertible into approximately 9.8% of our outstanding common stock.

     InfoSoft develops and provides dental practice management systems. The acquisition of InfoSoft strengthens our presence in the dental segment of the healthcare information systems market by adding approximately 22,000 dentists to our installed customer base. As a result of this acquisition, we now have an installed customer base of approximately 49,000 dentists in the United States, in addition to 4,000 orthodontists and 4,000 oral and maxillofacial surgeons. The InfoSoft acquisition also affords us opportunities for future conversion of the acquired customer base to newer technology offered by us, the potential revenue from our connectivity offerings and the cost savings potential of eliminating duplicative services and redundancies in staffing.

  PROPOSED MEDICAL DYNAMICS ACQUISITION

     In connection with the Distribution, we assumed InfoCure's obligation to acquire Medical Dynamics, Inc. except for InfoCure's obligation to issue a specified number of shares of InfoCure common stock. The aggregate consideration to be paid to the Medical Dynamics shareholders in connection with the merger is approximately $9.9 million. Each Medical Dynamics shareholder of greater than 100 shares of Medical Dynamics common stock will receive 0.017183 shares of PracticeWorks common stock, 0.07558 shares of PracticeWorks series B convertible redeemable preferred stock and 0.06873 shares of InfoCure common stock in exchange for each share of Medical Dynamics common stock outstanding on a fully diluted basis on the date of the merger.

     Each holder of 100 or fewer shares of Medical Dynamics common stock will receive $0.75 in cash for each share of Medical Dynamics. Assuming 13.2 million shares of Medical Dynamics are outstanding on a fully diluted basis on the date of the acquisition, PracticeWorks will issue approximately 219,500 shares of PracticeWorks common stock and approximately 965,000 shares of PracticeWorks series B convertible redeemable preferred stock (with a stated redemption value of $5.3 million) and will pay approximately $325,000 in cash as consideration for the merger. Assuming full conversion of the PracticeWorks series B convertible redeemable preferred stock, the PracticeWorks securities to be issued in connection with the Medical Dynamics merger will represent, in the aggregate, less than 2.0% of PracticeWorks' common stock at the time of the distribution. InfoCure will issue approximately 878,000 shares of its common stock as a portion of the consideration for the merger.

     The Medical Dynamics merger will require approval of the Medical Dynamics shareholders. No vote of the PracticeWorks or InfoCure shareholders is required to approve the merger. Either PracticeWorks or Medical Dynamics may terminate the merger agreement under specified circumstances, including if both parties consent in writing; if the merger is not completed by May 31, 2001; and if the Medical Dynamics shareholders do not approve the merger. We expect to close this transaction during the second quarter of 2001.

     Medical Dynamics will pay PracticeWorks a "break up" fee of $250,000 if (1) Medical Dynamics approves, enters into, or consummates a transaction contemplated by an acquisition proposal; (2) the Medical Dynamics board withdraws, modifies or changes its recommendation as to the merger; or (3) specified principal stockholders of Medical Dynamics who own approximately 17% of the outstanding shares of Medical Dynamics stock fail to comply with their obligations under a stockholders agreement to vote in favor of the merger. In addition, PracticeWorks will pay Medical Dynamics a fee of $250,000 if Medical Dynamics terminates the merger agreement because InfoCure breaches its representations, warranties or obligations under the merger agreement in any material respect.

     The proposed acquisition of Medical Dynamics will further strengthen our presence in the dental segment of the healthcare information systems market by adding approximately 4,000 dentists to our installed customer base. Medical Dynamics' customer base is relatively large and produced a revenue stream of approximately $2.5 million from customer support contracts for the fiscal year ended September 30, 2000. This acquisition also affords opportunities for future conversion of the acquired customer base to newer technology offered by us and the potential for additional revenues from our connectivity offerings.

  CRESCENT INVESTMENT AND EQUITY LINE

     In connection with the Distribution, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million to Crescent International, Ltd. ("Crescent") in a private placement. We expect to use the proceeds of this investment to fund our general operations.

     The series C convertible redeemable preferred stock is not convertible during the first year after issuance. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of the shares. In no event, however, will the holders of the series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our common stock upon conversion. Accordingly, a holder would not be able to convert a portion of the series C convertible redeemable preferred stock, up to 19.9% of the outstanding common stock, and then sell all or a portion of its common stock, and then convert more of its holdings, up to 19.9%, at a later date.

     The number of shares of common stock to be received upon conversion will equal the liquidation preference, $5.0 million, of the series C convertible redeemable preferred stock to be redeemed divided by the conversion price. The conversion price will be equal to the lesser of (1) 107.5% of the average closing bid price of our common stock for the 50 consecutive trading days immediately following the distribution, such 50 day average being referred to as the "reference price," and (2) the average of the three lowest closing bid prices of our common stock during the 22 trading day period immediately preceding the applicable conversion date. The conversion price determined according to the formula may not be less than 75% of the reference price; however, beginning 18 months after the date we issue the series C convertible redeemable preferred stock, the minimum conversion price will decrease by 7.5% of the reference price on the first day of each month. Holders of the series C convertible redeemable preferred stock will be entitled to receive a liquidation preference of $50 per share, plus a 6.5% annual return, in the event that we liquidate, dissolve or wind up, before any payments or distributions of assets are made or set aside for the benefit of holders of our common stock. We will have the right either to redeem in cash or to require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the series C convertible redeemable preferred stock at a redemption price equal to 175% of the liquidation preference, or $8.75 million. Crescent will also receive specified registration rights in connection with its investment. The series C convertible redeemable preferred stock is entitled to vote on an as-converted basis, together with the holders of our common stock on all matters on which the holders of our common stock are entitled to vote; however, the outstanding shares of series C convertible redeemable preferred stock, together with the shares of common stock into which the preferred stock has been converted, will not be entitled to cast more than 9.9% of the votes cast on any matter on which stockholders are entitled to vote.

     On March 6, 2001, we entered into an equity line agreement with Crescent that allows us to issue and sell and requires Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). Under this agreement, we can, from time to time and at our option, issue and sell shares of our common stock with an aggregate purchase price of up to twice the average daily trading value of our common stock during the 22 trading day period immediately preceding the applicable sale date, but no more than $2.5 million at one time. The purchase price for shares of common stock sold to Crescent under this equity line will be 94% of the average of the lowest three consecutive bid prices during the 22 day trading period immediately preceding the applicable sale. Management does not currently believe that it will be necessary to draw any amounts under the Crescent equity line.

     At the time we first elect to sell common stock to Crescent under the equity line, we will be required to issue Crescent an incentive warrant to purchase a number of shares of our common stock equal to $3.5 million divided by the purchase price of our common stock in the first sale to Crescent. This warrant will be exercisable for five years. The exercise price will be 150% of the purchase price in the first sale of our common stock to Crescent under the equity line.

     After issuance of unregistered shares under the equity line, we are obligated to file a resale registration statement within 20 days and use our best efforts to have the registration statement declared effective. We must issue to Crescent protective warrants to purchase shares of our common stock at $0.01 per share, which are intended to protect Crescent economically from any loss as a result of a drop in market price of our common stock that might occur between issuance of the unregistered shares and effectiveness of the resale registration statement. The warrants will only become exercisable if the market price of the common stock on the date the resale registration statement covering these unregistered shares is declared effective is lower than the market price on the date the unregistered shares are issued. As the issuance of these protective warrants directly relates to the sale of common stock, we would account for these issuances as a cost of raising capital, the impact of which would be reported in stockholders' equity.

     We will also be subject to certain cash penalties if we do not timely register for resale the shares of our common stock issued under the equity line and issuable upon exercise of the incentive and the protective warrants. If we fail to obtain effectiveness of the resale registration statement or to maintain the effectiveness of the registration statement, we must pay Crescent in cash an amount equal to 2.0% per month of the aggregate purchase price of all of the registrable securities covered by the resale registration statement. In addition, if the number of shares of common stock covered by the resale registration statement is insufficient, we must pay Crescent in cash an amount equal to 1.5% per month of the market value of the shares that have not been registered for each month until a registration statement covering the resale of any such shares has been declared effective. Regarding any cash penalties associated with the warrants, we would net these amounts against the proceeds from the sale of stock as such costs would be considered costs of raising capital.

THE INDUSTRY

  CURRENT STATE OF THE DENTAL INDUSTRY

     According to the Health Care Financing Administration, healthcare expenditures were approximately $1.15 trillion, or 13.7% of the U.S. gross domestic product in 1998. Spending on dental services in the United States reached approximately $53.7 billion in 1998 and was expected to increase 6.3% in 1999. Dental services are expected to grow at a compound rate of 6.6% annually through the year 2007, when total dental care would account for $95.2 billion of U.S. healthcare expenditures. Expenditures on dental services are growing at a slightly faster pace than total U.S. healthcare expenditures, growing from 4.7% of the total in 1997 to over 4.8% in 1999. Based on our experience in the industry, we believe the primary drivers of growth in dental services include the aging U.S. population, natural teeth being retained longer, changing dental practices, general population growth and an increase in private dental insurance. According to Dorland Healthcare Information, a healthcare industry research firm, orthodontic services were estimated to have represented $4.1 billion of total dental services expenditures in 1999, an increase of 7.0% annually since 1997.

     The market for professional dental products is estimated to have been approximately $3.1 billion in 1999, growing at annual rate of 6.7% to more than $3.5 billion by 2001, according to the Detwiler Group, a healthcare industry research firm. This market is comprised of a wide range of products including supplies, such as hand instruments, polishing materials and consumables used in patient therapy, and equipment, such as sterilizers, powered hand pieces and ultrasonic cleaners. In addition, orthodontists and oral and maxillofacial surgeons use other specialty equipment and supplies including bonding and wiring material, anesthesia and surgical supplies.

     The traditional supply chain for professional dental and related products is highly fragmented and inefficient, with more than 300 distributors serving dental practices, of which fewer than 20 have more than $20.0 million in annual sales, according to the Detwiler Group. According to Strategic Dental Marketing, an industry market research firm, the six largest manufacturers of dental supplies control approximately 45.0% of the market, but very few sales are made directly to dental practices. However, the cost effective procurement of supplies and equipment is highly important to managing dental practice expenses.

     According to Dorland Health Information, "the spread of managed care in dental care is likely to increase in the future as HMOs and other managed care plans contract with dentists to provide services on a capitated basis in an effort to control costs. The key to prosperity in the capitated environment will be cost control." The managed care, fixed-fee and capitated models are replacing the fee-for-service reimbursement model that has been the traditional basis for payment for healthcare services. We believe this shift will increase the demand for dental practice management applications and services.

     We note that information about the oral and maxillofacial surgery markets was not available and is not included in industry data about the dental services market. Therefore, our discussion of trends and forecasts in the dental services industry is necessarily incomplete.

CURRENT INFORMATION MANAGEMENT TECHNOLOGY SYSTEMS

     To more efficiently manage their practices in connection with cost containment pressures, recent information from the American Dental Association indicates that dental practitioners are increasingly utilizing information management technology, including practice management applications, in the day-to-day operation of their practices. Practice management applications include a range of software products for dentists, physicians and other healthcare providers that are used throughout the business day. Most practice management applications provide several common functions, including:

     - administrative functions, such as patient scheduling;

     - financial functions, such as patient billing and receivables management; and

     - clinical functions, such as preventative care notification.

However, practitioners have informed us that most existing healthcare practice management systems are largely inadequate because those systems:

     - were not designed to handle the complexity of the pricing pressures created by managed care;

     - cannot be automatically upgraded to reflect rapid technological advancements;

     - are not designed to not take advantage of the efficiencies available through the Internet;

     - require substantial up-front investments; and

     - require practices to utilize technology experts to efficiently manage their information technology systems, which is cost prohibitive for all but the largest practices.

THE EMERGENCE OF THE APPLICATION SERVICE PROVIDER MODEL

     The ASP model of application delivery offers the end user local access to an application hosted centrally on remote servers, and all ASP maintenance is performed centrally once for the benefit of the user community. Customers typically pay a monthly subscription fee, which is often based on the number of computer terminals or users authorized to access the application. The advantages of this form of technology outsourcing include:

     - the significant reduction or avoidance of up-front costs to purchase software, application maintenance and upgrades;

     - faster implementation;

     - a reduced need for in-house information technology maintenance resources;

     - better data storage at a central site;

     - remote access to applications; and

     - higher level of server security.

     These various benefits combine to create a lower total cost of ownership that can be significant. Gartner Group, an independent research firm, estimates that companies that choose ASP models can reduce related information technology costs by 35.0% to 55.0% over the life of an application. Because of these many advantages, Gartner Group further estimates that the overall ASP market will grow from $900.0 million in

1998 to approximately $23.0 billion by 2003. The ASP model is especially beneficial for small to medium sized businesses, including dental and related practices, due to the impracticality of retaining in-house information technology resources.

GROWTH OF THE INTERNET AND BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

     Many companies in a variety of industries have increasingly begun to use the Internet to utilize business-to-business electronic communication to streamline complex processes, purchase and sell goods and exchange information among fragmented groups of customers, manufacturers and distributors. Forrester Research, an independent research firm, has estimated that U.S. business-to-business e-commerce, defined as the total volume of inter-company trade of goods and services in which the final order is placed over the Internet, will increase from $109.0 billion in 1999 to $1.3 trillion in 2003. Business-to-business e-commerce enables purchasers and sellers in fragmented markets to reduce supply chain inefficiencies. Sellers are able to cost-effectively access additional markets, streamline their sales, marketing and distribution operations, reduce their time-to-market and efficiently distribute updated product information. Buyers can improve their purchasing process and easily access current product information and a broad range of products and services.

OPPORTUNITY FOR NEW INFORMATION MANAGEMENT TECHNOLOGY SYSTEMS FOR DENTISTS

     Information management technology and the Internet are becoming increasingly important and commercially viable systems to reduce the current cost burden in many industries. Because of its size, fragmentation and dependence on information exchange, we believe the healthcare sector, including the dental, orthodontic and oral and maxillofacial surgery industries, is ideally suited to benefit from increased use of technology systems to control costs and manage complex data requirements. However, we believe there are unmet needs between the older legacy vendors and the new technology vendors. Legacy vendors can provide systems with advanced features but typically lack systems that are user-friendly and enable electronic communications. On the other hand, new technology vendors can provide this Internet connectivity but often lack the experience, customer base and feature functionality to promote widespread adoption. We believe a significant opportunity exists for companies that have experience in delivering information management technology systems to dental providers, advanced feature functionality and new technology systems that enhance connectivity through the Internet.

THE PRACTICEWORKS SYSTEMS

     We offer dentists, orthodontists and oral and maxillofacial surgeons information management technology systems that include:

     - PRACTICE MANAGEMENT APPLICATIONS. Our feature-rich practice management applications are designed to automate dental, orthodontic and oral and maxillofacial surgery practices. We also provide our customers with the necessary training, maintenance and support.

     - E-COMMERCE SERVICES. The PracticeWorks Exchange, our e-commerce application, enables convenient, online purchasing of dental and office supplies and promotional materials offered by our suppliers. Through our existing business relationships, orthodontists currently use the PracticeWorks Exchange to order orthodontic supplies, office supplies and promotional materials. We are developing business relationships to facilitate online ordering of dental supplies, which will allow us to begin offering the PracticeWorks Exchange in the dental and oral and maxillofacial surgery markets.

     - ELECTRONIC DATA INTERCHANGE SERVICES. Through the EDI component of our practice management applications, customers can electronically submit insurance claims and patient billing information for processing at national clearinghouses.

     - ASP APPLICATIONS. We expect to release specified modules of our ASP application for use by dentists in the United States during the second quarter of 2001 and our orthodontic and oral and maxillofacial surgery ASP applications by the fourth quarter of 2001. These applications will be remotely hosted on a central server which our customers will access with a standard Internet browser. Our initial ASP applications will not offer the full functionality of our core products, as our ASP applications currently do not offer charting, graphical representation or imaging of teeth or an electronic medical record. We expect to provide these levels of full functionality for our ASP applications in the dental market in the fourth quarter of 2001 and for our ASP applications in the orthodontic and oral and maxillofacial markets in the third quarter of 2002.

     - INTERNET PORTAL. We are developing an Internet portal, or website, that will provide access to our ASP applications and an Internet-based version of the PracticeWorks Exchange, enable secure communication between patients and providers and feature healthcare content for patients and providers about dentistry, orthodontics and oral and maxillofacial surgery. We also expect to enter into business relationships which will enable us to provide additional services to our customers through our Internet portal. These services may include credentialing, continuing medical education, or CME, banking, insurance and travel services. We expect to release our Internet portal in the second quarter of 2001.

     - PRACTICE WEBSITES. We plan to offer custom website development services for our customers, enabling them to use the Internet to provide information about their practices and market their services. We also plan to pursue relationships with companies that will offer tools for our customers to develop their own websites and provide hosting for our customers' websites. We expect to release our website development and hosting services in the second quarter of 2001.

     Our existing applications and services, together with the additional products we are developing, will provide our customers with the following significant benefits:

     - ROBUST AND SPECIALTY-SPECIFIC FUNCTIONALITY. Our practice management applications include features that automate the administrative, financial and clinical information management functions of our customers' practices. In addition to these standard features, many of our applications offer specialized features that serve the practice-specific needs of dental, orthodontic and oral and maxillofacial surgery customers. Our technologically advanced applications are also scalable, providing the flexibility to serve practices of all sizes and with multiple locations.

     - CONVENIENT AND COST-EFFECTIVE E-PROCUREMENT. The PracticeWorks Exchange is designed to reduce the administrative effort and increase the efficiency of a practice by enabling convenient, online purchasing of dental, medical and office supplies at competitive prices from a single application.

     - LOWER START-UP AND TOTAL COSTS. We expect use of our ASP applications to result in a lower total cost of ownership for our customers by reducing hardware requirements and the need for in-house maintenance and support. We offer our practice management applications and maintenance and support services for a fixed, monthly subscription fee, which reduces start-up costs by eliminating one-time application licensing, maintenance and support fees. Subscription pricing also provides our customers with protection against application obsolescence, because we provide customers with upgrades for no additional charge as we expand the functionality of our applications. Furthermore, our customers will be able to purchase hardware directly from Dell Computer Corporation at a discount from its suggested retail prices and pay for their purchases on an installment basis, further reducing start-up and overall costs.

     - CONVENIENCE OF OUR ASP APPLICATIONS AND INTERNET PORTAL. Our ASP applications will provide additional benefits, including rapid implementation and immediate access to upgrades and improvements to our applications as they become available. Our Internet portal will enable remote access to our ASP applications, feature Internet-based training and support services and facilitate secure communication between our customers and their patients through our ASP applications. We also plan to offer Internet-based customer support applications that will enable customers to view the current status of support requests sent using these applications and provide access to a customer knowledge base of frequently-asked questions.

OUR STRATEGY

     Our objective is to become the leading provider of information management technology for dentists, orthodontists and oral and maxillofacial surgeons. Our principal strategies include:

     PROMOTE OUR PRACTICE MANAGEMENT APPLICATIONS

     We plan to offer customers a choice between the most technologically advanced of our applications that are installed in the provider's office, which we call our core applications, and our ASP applications. In addition to marketing our applications to new customers, we intend to actively encourage existing customers to upgrade to our ASP applications or our core applications. Based on our experience in the information management technology industry, we believe providers traditionally upgrade to new practice management systems approximately every five years. We expect this relatively short upgrade cycle, combined with our strong customer relationships and our establishment of a centralized data conversion center to facilitate our efforts to upgrade our existing customers. As our existing customers upgrade to our ASP or core applications, we believe we can reduce our operating costs by retiring some of our existing applications and reducing the overall number of applications we support.

     PROMOTE E-COMMERCE BETWEEN OUR CUSTOMERS AND SUPPLIERS

     We believe we can capitalize on the direct and frequent use of our practice management applications by providers and office staff throughout the business day and our significant market penetration to facilitate e-commerce transactions between our customers and dental, oral surgery and orthodontic product manufacturers and distributors as well as other suppliers. We have established business relationships with Ormco Corporation, a leading supplier of orthodontic supplies, a division of United Stationers Supply Co., a leading wholesale provider of office supplies, and Summit Marketing Group, Inc., a leading supplier of promotional materials. Through these relationships, orthodontists currently utilize the PracticeWorks Exchange to place orders directly with Ormco and Summit Marketing Group. Our customers can place orders for office supplies directly with us, a service we market under the brand name PracticeDepot, and the orders are fulfilled by e-NITED, a division of United Stationers. We recently began marketing the PracticeWorks Exchange in the orthodontic market, and we are continuing to promote the product to that market. In addition, we are developing business relationships to facilitate online ordering of dental supplies, which will allow us to begin offering the PracticeWorks Exchange to the dental and oral and maxillofacial surgery markets.

     ESTABLISH A NATIONAL MARKETING IDENTITY AND TARGET NEW CUSTOMERS

     We plan to implement a program designed to create a strong brand identity for PracticeWorks and to gain new customers within the dental, orthodontic and oral and maxillofacial surgery markets. Our marketing program will include direct mailings, advertising, participation in trade shows, promotions at user group meetings and an annual seminar program which will enable us to meet face-to-face with existing and potential customers in major U.S. cities.

     FURTHER LEVERAGE OUR EXISTING CUSTOMER BASE

     In addition to our efforts to promote our core and ASP applications and e-commerce transactions using the PracticeWorks Exchange, we believe there are other efforts we can take with existing customers to increase revenue and reduce operating costs. A significant number of our existing customers do not currently utilize our EDI services. We plan to encourage customers to begin using our EDI services through a direct marketing campaign. We also recently established a direct sales group to focus on marketing our maintenance and support services to our existing customers that do not currently use those services. We expect to convert substantially all of our customer base to subscription pricing over the next five years, which will provide our customers with lower start-up and total costs and will provide us with a substantial source of recurring revenue. We will market subscription pricing to existing customers primarily in conjunction with our efforts to upgrade those customers to our ASP or core applications or as their existing maintenance and support contracts expire.

  SELECTIVELY ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGY

     Since July 1997, InfoCure has acquired 18 practice management application companies that were attributed to us in connection with the distribution. These acquisitions have enabled us to build a substantial customer base, expand into new markets and obtain the technology utilized by those businesses. In addition, we acquired InfoSoft in March 2001, which further expanded our installed customer base. We intend to pursue additional acquisitions as we identify appropriate opportunities to further increase our customer base, expand into additional markets and enhance our product offerings.

OUR APPLICATIONS AND SERVICES

  PRACTICE MANAGEMENT APPLICATIONS

     APPLICATION FEATURES. Our practice management applications are designed to automate the administrative, financial and clinical information management functions for dental, orthodontic and oral and maxillofacial surgery practices. Our applications include features and functions most essential to our customers' practices, primarily in the following areas:

     - ADMINISTRATIVE MANAGEMENT. Appointment scheduling, patient registration, resource management, patient correspondence, referral management and management reporting;

     - FINANCIAL MANAGEMENT. Payor billing, patient billing and accounts receivable management; and

     - CLINICAL INFORMATION MANAGEMENT. Complete documentation of patient visits, patient dental history and treatment planning.

     In addition to providing standard practice management features, our applications offer advanced features that serve many of the specialty-specific needs of orthodontic and oral and maxillofacial surgery practices. Some of these advanced features are summarized in the following chart:

SPECIALTY AREA                           SPECIALTY SPECIFIC FEATURES
- --------------                           ---------------------------
Orthodontics                         - Contract billing via payment
                                       coupons
                                     - Time scheduling by units of
                                     doctor and assistant time per
                                       procedure
                                     - Treatment charting
                                     - Diagnostic and treatment planning
                                     - Automatic patient treatment
                                     milestone tracking
                                     - Imaging
Oral and Maxillofacial Surgery       - Medical and dental claim
                                     processing and cross-coding
                                     - Surgery narrative reporting
                                     - Surgery stage tracking
                                     - Implant tracking
                                     - Pretreatment estimating and
                                     treatment planning
                                     - Image integration into patient
                                       records

     CURRENT APPLICATIONS. We classify our existing practice management applications as either "core" or "classic." Core applications are the applications we currently market to new and existing customers and, together with our ASP applications, are the focus of our ongoing product development efforts. Core applications offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. Classic applications, while continuing to offer adequate functionality, may lack the most advanced practice management features and may not be designed for the latest generation of operating systems. We have designated some of our applications that offer advanced functionality and operate on the latest generation of operating systems as classic applications because we have a core application that we believe better serves the same market. Therefore, our classic applications will not be further marketed or developed as part of our strategy to reduce the number of applications we support.

     As of December 31, 2000, approximately 34.0% of our practice sites used core applications, while approximately 66.0% used classic applications. We believe there is a significant opportunity to upgrade those customers utilizing classic applications to our core applications or, when available, to our ASP applications. While we no longer actively market our classic applications, we will continue to provide support for those applications until we determine that it is no longer cost effective to do so.

     ASP APPLICATIONS. We expect to release specified modules of our ASP application for use by dentists in the United States during the second quarter of 2001 and our orthodontic and oral and maxillofacial surgery ASP applications by the fourth quarter of 2001. Our ASP applications will be remotely hosted on a central server that our customers will access using a standard Internet browser or handheld device. We believe this architectural design will result in lower support costs because maintenance and updating of the application will be performed once on the central server rather than having to be performed at each site. In addition, a customer will require only Internet access and a standard browser to access and utilize our ASP applications, minimizing hardware requirements. We are also developing Internet-based training and support services for our ASP applications which will improve accessibility of these services by our customers while reducing our cost of providing these services.

     The advantages to our customers of our ASP applications over traditional software applications include:

          - decreasing their total cost of ownership by reducing hardware requirements and allowing them to outsource maintenance and support functions;

          - automatically providing immediate access to future updates and improvements to our applications;

          - enabling secure, online communication with patients;

          - enabling remote access to their practice management information;

          - offering better data storage through automatic back ups and storage at secure data centers;

          - providing access to Internet-based support and training; and

          - providing faster implementation for new customers.

     Our dental ASP application will initially feature the functionality required by most dental practices, plus the efficiency of the ASP delivery model. Upon its initial release, the dental ASP application will not include third party features such as charting, graphical representation or imaging of teeth or an electronic medical record. We expect to include such functionality in the fourth quarter of 2001. We will continue to develop our dental ASP application to offer the full functionality of our core products. In addition, although our ASP applications for the orthodontic and oral and maxillofacial surgery markets will contain the minimum functionality required to manage a dentist's office, they will not initially include all of the functionality of our core applications for those markets, although we will also continue to develop those applications to offer the full functionality of our core applications. For example, the orthodontic and oral and maxillofacial surgery products will not initially contain the third party features or support for imaging and x-rays. We expect to provide this functionality in the third quarter of 2002. To the extent that technological advances are achieved and proven in the general market, we intend to incorporate such advances into our ASP products.

  INTERNET PORTAL

     We plan to launch our Internet portal, or website, in the second quarter of 2001 in connection with the release of our dental ASP application. Customers will access the portal through a standard Internet browser and then log in by entering a unique personal identification number and password. After logging in, customers will be able to utilize our ASP applications, Internet-based version of the PracticeWorks Exchange and our website development services and will have access to an Internet-based customer service application. In addition, our customers will be able to offer their patients access to selected features of our ASP applications through the portal, including a feature that will enable secure, online communication between patient and provider. Practices will also have the option to allow their patients to view their provider's schedule, request an appointment and receive confirmation of the appointment, view their clinical records, obtain account information and view the status of insurance claims. Access to our ASP applications will be user-specific, so that customers and patients will have different levels of access and distinct user groups within a provider's office staff may be given varying levels of access. We also expect to enter into business relationships which will enable us to provide additional services to our customers through our Internet portal. These services may include credentialing, continuing medical education, Internet-based banking, insurance and travel services. Our Internet portal will feature relevant content regarding the dental, orthodontic and oral and maxillofacial surgery markets.

  THE PRACTICEWORKS EXCHANGE

     The PracticeWorks Exchange, our e-commerce application, is designed to reduce administrative effort and increase the efficiency of the procurement function of a practice by enabling online purchasing of dental, orthodontic and office supplies and promotional materials. The PracticeWorks Exchange features an electronic catalogue of the supplies offered by our e-commerce suppliers. Customers create orders by selecting products from this catalogue, and the PracticeWorks Exchange sends the order to be fulfilled by one of our e-commerce suppliers. The PracticeWorks Exchange also offers an inventory management function which can automatically generate practice-specific supply orders for orthodontic supplies based on the pre-determined needs of the practice.

     We introduced the PracticeWorks Exchange in the orthodontic market in the second quarter of 2000. Through our business relationships, orthodontists use the PracticeWorks Exchange to order orthodontic supplies directly from Ormco and promotional supplies directly from Summit Marketing Group. Customers place orders for office supplies directly with us, a service we offer under the brand name PracticeDepot. Through a business relationship with us, e-NITED fulfills those office supply orders for our customers. We are continuing to develop additional business relationships with providers of dental supplies, which will allow us to expand our marketing of the PracticeWorks Exchange and PracticeDepot to the dental and oral and maxillofacial surgery markets. We plan to include the PracticeWorks Exchange as an additional component of our core practice management applications for no additional charge when we provide those applications to new customers or to existing customers who upgrade to our core applications.

     We plan to place into general release an Internet-enabled version of the PracticeWorks Exchange during the second quarter of 2001. Customers will be able to access this version of the PracticeWorks Exchange directly through an Internet browser. The Internet-enabled version of the PracticeWorks Exchange will provide real time access to product information and special promotional offerings by us or our e-commerce suppliers, in addition to providing customers the other advantages of an application delivered through the ASP model. The Internet-enabled version of the PracticeWorks Exchange will also subsequently include inventory management functionality during the second quarter of 2001.

  ELECTRONIC DATA INTERCHANGE

     Using the EDI component of our practice management applications, customers are able to (1) electronically submit insurance claims to independent national clearinghouses that then submit the claims to payers and (2) submit patient billing information to clearinghouses that process, print and mail patient statements and provide billing reports to the customer. The use of our EDI services can improve a practice's cash flow by enabling more accurate and rapid submission of claims to third-party payers and statements to patients. Furthermore, our EDI application is an integrated component of most of our practice management applications, enabling customers to submit information to clearinghouses without the need to access a separate system or re-enter data. We expect to expand our EDI services to enable customers to determine patient insurance eligibility in the second quarter of 2001.

  WEBSITE DEVELOPMENT SERVICES

     Healthcare practices are increasingly establishing their own websites to market their services and provide information about their practices over the Internet. To serve this growing demand, we plan to offer custom website development services either directly or through a business relationship we plan to form with an independent website developer. We also plan to develop a business relationship with a website developer to provide tools for practices to develop their own websites. Customers will access these website development services through our Internet portal. Through our relationship with GlobalCenter, we plan to offer hosting for our customer's websites. We expect to begin offering these website development and hosting services in connection with launching our Internet portal during the second quarter of 2001.

  SUBSCRIPTION PRICING MODEL

     Under our subscription pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users, which may include practitioners and support staff. The subscription fee is set by a contract that is typically three years in length, but may be terminated following the first year if the customer provides notice at least 90 days prior to the end of the first year. Subscription fees also include access to the PracticeWorks Exchange and our EDI application, although customers pay us or an e-commerce supplier for supplies ordered through the PracticeWorks Exchange and pay us a fee per EDI transaction. Subscription fees for users of our ASP applications will also include access to the applications offered through our Internet portal. In some cases, subscription fees will include connection to an Internet service provider, or ISP. We plan to offer this service by establishing a business relationship with an ISP. We will also provide subscribers with updates to our practice management applications as they become available for no additional charge.

BUSINESS RELATIONSHIPS

     We believe the direct and frequent use of our practice management applications by providers and their office staff throughout the business day combined with our substantial installed customer base strongly positions us to facilitate e-commerce between providers and dental, oral surgery and orthodontic product manufacturers and distributors as well as other suppliers. To pursue these opportunities, we intend to form business relationships with companies that can provide fulfillment of supply orders placed through the PracticeWorks Exchange. In addition, we intend to enter into business relationships with (1) a website developer to offer website development services and tools to our customers and (2) vendors that will provide healthcare content that we will offer our customers and their patients through our Internet portal. To date, we have entered into business relationships with the following companies:

          GLOBALCENTER. GlobalCenter, a wholly-owned subsidiary of Global Crossing, Ltd., is a leading provider of complex web hosting services to business customers worldwide. We have entered into an agreement with GlobalCenter under which GlobalCenter will provide our customers with Internet connectivity and related services. The agreement, which terminates on October 1, 2001, is automatically renewed annually unless terminated earlier by either party.

          ORMCO CORPORATION. Ormco Corporation, a subsidiary of Sybron Dental Specialities Inc., is a leading provider of orthodontic supplies and other industry-related goods. We have entered into an agreement with Ormco under which Ormco will be our exclusive supplier of orthodontic supplies ordered by our customers through the PracticeWorks Exchange. The two year agreement provides that Ormco will rebate to us a percentage of each sale generated through the PracticeWorks Exchange, a portion of which we will rebate to the customer. The agreement will renew automatically for subsequent one year terms unless terminated earlier by either party.

          E-NITED. e-NITED is a division of United Stationers Supply Co., the leading wholesale distributor of business products and office supplies. We have entered into an agreement with e-NITED under which e-NITED fulfills orders for office supplies placed by our customers using the PracticeWorks Exchange. Customers place orders with PracticeDepot, the trade name under which we offer office supplies, and we then send the orders to e-NITED for fulfillment. e-NITED has order processing facilities nationwide and will ship orders from the closest facility to the PracticeWorks customer, shipping on the same day if the order is received by 2 p.m. e-NITED bills us the for cost of the orders processed and we are responsible for billing our customers and providing payment to e-NITED.

          SUMMIT MARKETING GROUP, INC. Summit Marketing Group, Inc. is a leading supplier of marketing and promotional materials. We have entered into an agreement with Summit under which Summit will be our exclusive supplier of promotional materials for orthodontists ordered by our customers through the PracticeWorks Exchange. The two year agreement provides that Summit will pay us a royalty based on the amount of sales generated through the PracticeWorks Exchange. The agreement will renew automatically for subsequent one year terms unless terminated earlier by either party.

          DELL COMPUTER CORPORATION. Dell Computer Corporation is a leading designer, developer and manufacturer of personal computers and also provides personal computer hardware, software and service and support programs to its customers. We have entered into an agreement with Dell under which Dell will be the exclusive supplier of computer hardware and related products to our customers. Under the agreement, our customers purchase their computer hardware directly from Dell. In addition, Dell will provide general service and support for its products. In connection with its hardware products, Dell also licenses some of its software to us for use by our customers. Dell grants our customers a discount from its suggested retail prices. The one year agreement renews automatically for successive one year terms unless terminated earlier by either party.

     The rebates and royalties payable to us pursuant to our business relationships generally range from 5.0% to 10.0% of sales generated through our agreements with Dell and through the PracticeWorks Exchange. Revenue is generated with respect to the e-NITED agreement based on sales volume of purchases through the PracticeWorks exchange. Revenue is generated with respect to the Dell, Ormco, and Summit agreement by a royalty arrangement.

SALES AND MARKETING

  SALES

     We generate sales primarily through a direct sales force that is organized by practice area and consisted of 43 sales representatives as of February 28, 2001. Our sales force generates sales to new customers and promotes and sells new applications and services to existing customers. We recently established an additional dedicated sales force to focus on promoting our maintenance and support services to our existing customers who do not utilize those services. We recently introduced a new application for use by our sales force which provides tools for remote generation of proposals, quotes and licenses, lead tracking, sales forecasting and customer base forecasting.

     We plan to focus our sales efforts on the following initiatives:

     - aggressively promote our ASP and core applications to new customers or as upgrades for existing customers;

     - continue our efforts to enroll orthodontic customers in the PracticeWorks Exchange and aggressively promote enrollment in the PracticeWorks Exchange by dentists and oral and maxillofacial surgeons as we introduce the application in those markets;

     - promote use of our maintenance and support services by existing customers who do not currently subscribe to these services through our new dedicated sales force;

     - increase utilization of our EDI applications by new and existing customers through a direct marketing campaign; and

     - encourage existing customers to convert to subscription pricing as their maintenance and support contracts expire or when they upgrade to either our ASP applications or our core products.

InfoSoft currently uses a value added reseller network to distribute products and services. Following the March 2001 completion of the InfoSoft acquisition, we intend to review the agreements governing the reseller network to determine what, if any, changes will be required to integrate distribution of products and sales with our existing sales strategy.

  MARKETING

     In connection with the introduction of our subscription pricing model, the continued rollout of the PracticeWorks Exchange and the upcoming release of our ASP application and Internet portal, we have focused our resources on an enhanced marketing program. Our new marketing program, which we launched in the first quarter of 2001, includes the following components:

     - INTENSE BRANDING CAMPAIGN. We will brand all new components of our technology systems, except for specified components associated with the InfoSoft acquisition, with our PracticeWorks logo. While using our practice management applications, the user will constantly see our PracticeWorks logo. In addition, we will use the "PracticeWorks" name in connection with all trade shows and medical journals and other areas in which we have historically advertised individual products under different names.

     - NATIONAL SEMINAR PROGRAM. Our ongoing seminar program will enable us to meet face-to-face with thousands of customers in major U.S. cities to strengthen our customer relationships and apprise them of the new products and features available through our practice management applications and services.

     - LEAD GENERATION. We are implementing a comprehensive lead generation application to track our contact with existing and potential customers to increase the efficiency and management of our sales and our marketing efforts.

     We target our new and existing customers principally through customer referrals, participation in trade shows, our seminar program, direct mailings and advertising.

CUSTOMERS

     As of December 31, 2000, we had an installed base of approximately 35,000 providers in the United States, including 27,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons. We have systems installed in all 50 states.

     In addition, as of December 31, 2000, through the result of an acquisition in April 2000, approximately 2,200 dentists in Sweden, representing approximately 28% of all dentists in Sweden, and approximately 1,500 dentists in the United Kingdom, representing approximately 5% of all dentists in the United Kingdom, utilize our practice management applications. These providers currently utilize our core and classic applications, which we expect will continue to be the primary applications that we promote and support internationally. Additionally, the March 7, 2001 acquisition of InfoSoft added an additional 22,000 dentists to our customer base, for a total installed base of 61,000 providers.

CUSTOMER SERVICE AND SUPPORT

     Our support staff provides a wide range of customer support functions. We employ functional and technical support personnel who work directly with our customers to resolve technical, operational and application problems or questions.

     Our support group also assists with the implementation process. Implementation consists of training, hardware installation and, with respect to new customers or existing customers that are upgrading from our classic systems, data conversion. We train providers and their staffs on the use of our products through on-site training and we regularly offer seminar training in major U.S. cities. Data conversion is generally performed while providers are using their existing practice management systems so that the day-to-day operations of their practices are not interrupted. We recently established a centralized data conversion center which we believe will enable us to more efficiently and effectively perform customer data conversions. Hardware support is generally provided directly by the manufacturer or its authorized reseller, although we provide the first level of phone support and dispatch the service call to the appropriate vendor.

     We recently established a centralized support center for our classic applications and we intend to migrate a majority of the support for our classic applications to customer support personnel at this location. We believe this will offer a higher level of support to our customers at reduced expense levels. We plan to leverage the capabilities of our support staff through the implementation and use of sophisticated computer software that keeps track of solutions to common computer and software related problems. Use of this software will allow our support staff to learn from the experience of other personnel within our company and is expected to reduce the time required to respond to support requests.

     We are also developing Internet-based training and maintenance and support services for our ASP applications. Internet-based training will allow our customers and their office staff to learn to utilize their practice management systems as needed and on a more consistent basis than periodic on-site training or seminars can offer. The benefit of training services being available on a constant basis is particularly important due to frequent turnover in providers' office personnel. Our Internet-based training will include competency testing which we expect to increase the proficiency of users and to reduce unnecessary maintenance and support requests. We expect our Internet-based training will also reduce our training expenses by reducing the need for on-site training and seminars. Our Internet-based maintenance and support services will include help menus and a summary of frequently asked questions to allow users to solve common problems. We expect these Internet-based services to reduce our costs by reducing the necessary number of maintenance and support personnel.

     As of February 28, 2001, we had 165 employees performing customer support functions.

PRODUCT DEVELOPMENT

     We are currently focusing our product development efforts on our core applications, ASP applications and our Internet portal and the services it will enable. We will devote our product development resources on an ongoing basis to the continuing development of our applications and services. Our product development staff will develop additional functionality for our applications by regularly communicating with our customers, our customer service and support staff and our sales representatives to ensure our applications meet market demands. Our product development staff will also develop additional functionality by assessing the best attributes of our classic applications and applications of companies we may acquire. Further, we have established market specific product advisory councils, consisting of cross-functional product development staff, to advise us with respect to the products requested by their customers. We also intend to establish end user groups to provide feedback to us with respect to the needs of the marketplace. As of February 28, 2001, we had 33 employees performing product development functions. We spent approximately $3.5 million, $4.2 million and $3.5 million on research and development during the years ended December 31, 2000, 1999 and 1998, respectively.

TECHNOLOGY

  CORE APPLICATIONS

     We believe that PC-based practice management systems are standardizing on the Windows family of operating systems. Our PC-based core applications use industry standard relational database software, such as SQL-Server or B-Trieve, and Microsoft Corporation's operating system software, such as Windows 95, Windows 98 and Windows NT, and networking software, such as Windows Terminal Server. We have adopted 32-bit client/server technology for our PC-based core applications, increasing their scalability in local and wide area network environments.

  ASP APPLICATIONS

     We have established a business relationship with GlobalCenter, which will host our ASP applications on secure servers located at hosting centers it maintains. GlobalCenter will provide continuous back up of data.

All data will be transmitted through secure socket layers and will be 128-bit encrypted, the highest level commercially available.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success and ability to compete depend in part on our ability to protect our proprietary intellectual property rights in our applications and services. To protect these rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with third parties, and protective contractual provisions such as those contained in agreements with companies with which we have business relationships, vendors and customers. In addition, we expect our employees to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. In addition, competitors may independently develop applications and services similar to ours.

COMPETITION

     The market for healthcare information services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Our competitors can be categorized as follows:

     - national and regional practice management application providers, including EagleSoft, a subsidiary of Patterson Dental Supply, Inc., and Dentrix Dental Systems, Inc., a subsidiary of Henry Schein, Inc.;

     - application services providers, such as the Trizetto Group, Inc.;

     - traditional and online suppliers of dental, medical and office supplies, such as MediBuy, OfficeDepot.com, and Staples.com; and

     - website development companies.

     Each of these types of companies can be expected to compete with us within various segments of the market for information management technology for dentists, orthodontists and oral and maxillofacial surgeons. Some of our competitors may have greater financial, development, technical, marketing and sales resources than we have.

     Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our applications and services, may enter our markets. We believe that the primary competitive factors in our industry are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ease of implementation; and

     - ongoing product enhancements.

     Although our position in the market as compared to our competitors is difficult to characterize due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors.

PRIVACY ISSUES

     Because our applications and services are utilized to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

     - security that requires a password to access our systems;

     - user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;

     - encryption of data relating to our ASP applications and e-commerce transactions transmitted over the Internet; and

     - use of a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our ASP applications, commonly referred to as a "firewall."

     The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the proposed rules regarding security and electronic signature standards in connection with the Health Insurance Portability and Accountability Act of 1996. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

     Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

     - using individual user names and passwords for each employee handling electronic data; and

     - requiring each employee to sign an agreement to comply with all company policies, including our policy regarding handling confidential information.

     We monitor proposed regulations that might affect our applications and services, in order to ensure that we are in compliance with such regulations when and if they are effected.

GOVERNMENT REGULATION

  HEALTHCARE REGULATION

     As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in substantial compliance with existing laws that are material to our operations.

     HIPAA. The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information.

     A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of the dentists, orthodontists and oral and maxillofacial surgeons with whom we have direct relationships. For example, we transfer confidential health information to national healthcare clearinghouses through our EDI services and we will transmit confidential health information over the Internet in connection with offering our ASP applications. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities." Certain requirements of the rule extend to "business associates" of the covered entities. The covered entities are required to enter into agreements with their business associates, extending applicable provisions of the rule to those business associates. The covered entities are responsible for enforcing those contractual provisions. The Secretary's actions are mandated by HIPAA because Congress did not pass legislation protecting health information privacy by the August 1999 deadline set by HIPAA.

     Because of the broad definition of "business associates" under the final privacy rule, we will at a minimum be considered to be business associates of covered entities. The rule establishes a complex regulatory framework on a variety of subjects, including (1) disclosure and use of health information, (2) individuals' rights to access and amend their health information, (3) individuals' rights to an accounting of disclosures and (4) administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information. The final rule generally prohibits any disclosure or use of protected health information except as authorized either by the rule or by the patient under standards set by the final rule.

     In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential medical information. The federal privacy rule would establish minimum standards and would preempt conflicting state laws which are less restrictive than HIPAA regarding health information privacy but would not preempt conflicting state laws that are more restrictive than HIPAA. The rule provides that covered entities must comply with the health information privacy standards within two years after the effective date of the final rule, or February 26, 2003 in the case of most covered entities. The final rule may require substantial changes to our applications and services, policies and procedures.

     In addition to the federal privacy rule, on August 12, 1998 the Secretary issued proposed regulations addressing security standards regarding transmission of health information data under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements with certain of our customers restricting the dissemination of health information and requiring implementation of specified security measures. Final regulations are expected at an undetermined date and will require compliance two years after the effective date of the final rule. Although we are working to design our applications and services to comply with the proposed security standards, there can be no assurance that final security regulations will not require additional modifications to our applications, policies and procedures.

     FDA REGULATION. The Food and Drug Administration, or FDA, generally has the authority to regulate medical devices, including computer applications, when devices are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current applications or services are subject to FDA regulation as medical devices, however, expansion of our application and service offerings could subject us to FDA regulation. In addition, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of our business. FDA jurisdiction over our business, including our applications and services, could materially impact our ability to introduce new applications and services in a timely manner because of the FDA approval process. In addition, compliance with FDA regulations could be expensive.

REGULATION OF THE INTERNET

     Laws and regulations applicable to communications or commerce over the Internet may be adopted covering user privacy, pricing, content, copyright, distribution and characteristics and quality of products and services. In addition, some states or foreign countries could apply existing laws concerning issues such as property ownership, sales tax, libel and personal privacy to transactions conducted over the Internet. Additional laws or regulations or application of laws to transactions over the Internet could require us to change our operations or increase our cost of doing business.

REGULATION OF OUR INTERNATIONAL OPERATIONS

     We currently have international offices in Australia, the United Kingdom and Sweden. We also have customers located in approximately 15 additional countries. Because we conduct business with dentists, orthodontists and oral and maxillofacial surgeons in foreign countries, we may be subject to additional laws and regulations concerning communications or commerce over the Internet, international taxes and tariffs. Such laws and regulations could require us to change our international operations or increase our cost of doing business internationally.

EMPLOYEES

     As of February 28, 2001, we had 408 full-time employees. Our employees are not subject to any collective bargaining agreements. We believe our relationships with our employees are satisfactory.

RISK FACTORS

Prior to the distribution, we had no operating history as an independent company and we may be unable to make the changes necessary to operate as a stand-alone company.

     Prior to the distribution, we did not have an operating history as an independent public company. We relied on InfoCure for various financial, administrative and managerial expertise in conducting our operations. Following the distribution, InfoCure has no obligation to provide assistance to us other than the interim services which are provided by InfoCure under the Transition Services Agreement, entered into in connection with the distribution (the "Transition Services Agreement"). The services provided to InfoCure by PracticeWorks include the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll. The services provided to PracticeWorks by InfoCure include insurance-related services and employee benefits services. Because our business had never been operated as an independent company prior to the distribution, we cannot assure you that we will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent company on a going-forward basis, or that the development of such a structure will not require a significant amount of management's time or result in significant additional operating costs, any of which could cause our results of operations to suffer. Further, for the period from July 1997 through December 31, 2000, InfoCure made net cash advances of approximately $40.1 million to PracticeWorks. If we are unable to develop our own sources of funding, we may be unable to execute on our business plan.

We have a recent history of losses and we may never achieve or maintain profitability.

     We had net losses of $29.4 million for the year ended December 31, 2000. Our accumulated deficit as of December 31, 2000 was $32.9 million. We expect to continue to recognize reduced revenues due to our introduction in the second quarter of 2000 of subscription pricing. This is due to the elimination of the large up-front payment that we received in connection with one-time licenses. As a result, we expect our operating and net losses to continue for the foreseeable future. We cannot assure you we will increase revenue or control expenses sufficiently to achieve or maintain profitability in the future.

We have certain obligations that will need to be refinanced, and we may be unable to refinance these obligations on favorable terms.

     We have certain obligations that will need to be refinanced. The outstanding principal balance of the FINOVA loan will amortize at 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. As of the distribution date, the outstanding principal balance of the FINOVA loan was approximately $21.6 million. In addition, we may be required to finance the redemption of our convertible redeemable preferred stock. If the series A convertible redeemable preferred stock is not converted prior to March 7, 2006, or the fifth anniversary of the date of issuance, the holders will have the right to require us to redeem this preferred stock at a redemption price equal to the liquidation preference, which is initially $32.0 million, plus accrued and unpaid dividends. If the series B convertible redeemable preferred stock is not converted prior to the fourth anniversary of the date of issuance, we will be required to redeem this preferred stock at a redemption price equal to the liquidation preference, which is initially $5.3 million, plus accrued and unpaid dividends. If the series C convertible redeemable preferred stock is not converted prior to March 6, 2005, or the fourth anniversary of the date of issuance, the holders will have the right to require us to redeem this preferred stock at a redemption price equal to 175% of the liquidation preference, or $8.75 million. However, the terms of the FINOVA credit facility prohibit redemption of any preferred stock without FINOVA's consent. We cannot assure you that we will have sufficient funds available to repay these obligations when they become due, and we may not be able to refinance these obligations on favorable terms. Since an acquisition of a 50% or greater interest in

PracticeWorks by one or more persons within the four-year period beginning two years before the distribution could cause the distribution to be taxable, we may be limited in our ability to refinance these obligations by issuing equity.

Our historical financial information does not reflect the pricing model and many of the application and service offerings that we expect to be the focus of our business in the future, which makes it difficult to evaluate our historical and future financial performance.

     PracticeWorks began operating as a separate division of InfoCure in the first quarter of 2000. Historically, we charged our customers a license fee plus maintenance and service fees for our practice management applications and services. For the year ended December 31, 2000, we derived approximately 29.0% of our revenue from license fees, including software upgrades and reselling hardware components, 56.0% from maintenance and service fees and approximately 10.0% from transaction fees relating to electronic data interchange, or EDI, services. Our new pricing strategy is to migrate substantially all of our providers to subscription pricing over the next five years. In addition, our business strategy is to promote the most technologically advanced of our existing applications, our application service provider, or ASP, applications and the other new applications and services, including our Internet portal and website development and hosting services that we are currently developing. We expect the revenue and operating expenses from subscription pricing and our new application and service offerings to differ from our historical results. Specifically, revenue from subscription pricing will initially be lower than revenue provided by one-time licenses because of the elimination of the large up-front payment associated with selling software licenses. Accordingly, our historical financial information reflects our results from a pricing model that differs from the pricing model to which we are transitioning our customer base and application and service offerings that represent only a portion of the applications and services that we expect to offer in the future.

Our directors and executive officers had certain conflicts of interest with respect to the distribution, which may result in terms unfavorable to us.

     Our directors and executive officers had certain conflicts of interest with respect to setting the terms of the distribution, negotiating the terms of the agreements governing our relationship with InfoCure following the distribution, and approving the distribution. Richard E. Perlman and James K. Price, two members of InfoCure's board of directors, resigned from all positions with InfoCure upon completion of the distribution and became directors of PracticeWorks at that time. Additionally, all of our executive officers immediately following the distribution were employees of InfoCure immediately prior to the distribution. Certain of our executive officers who were executive officers of InfoCure entered into new employment agreements with PracticeWorks. Also, in August 2000, these directors and executive officers received grants of options to purchase an aggregate of 3.35 million shares of InfoCure common stock in the following amounts: Richard E. Perlman -- 1.2 million shares; James K. Price -- 1.2 million shares; James C. Davis -- 700,000 shares; and James A. Cochran -- 250,000 shares. On the distribution date, these options automatically converted into options to purchase PracticeWorks common stock, and if the distribution had not been completed before March 31, 2001, approximately 75% of these options would have been cancelled. Accordingly, these directors and executive officers may have had an incentive to approve the distribution even if the terms were unfavorable to us.

The agreements governing our relationship with InfoCure following the distribution were negotiated while we were a subsidiary of InfoCure and as a result, we can not assure you that the agreements are on terms favorable to us.

     The agreements governing our relationship with InfoCure following the distribution were negotiated in a parent-subsidiary context and were negotiated in the overall context of our separation from InfoCure. At the time of these negotiations, our executive officers were executive officers of InfoCure. We can not assure you that these agreements were the result of arm's-length negotiations. Especially as it relates to the transition services agreement and the licensing agreements, we can not assure you that these agreements are on terms comparable to those which might have been obtained from unaffiliated third parties. Additionally, after we terminate these agreements, we may not be able to replace the services and support which InfoCure provides under these agreements in a timely manner or on terms and conditions, including cost, as favorable as those we receive from InfoCure.

We may have potential conflicts of interest with respect to our ongoing relationships with InfoCure, and the resolution of these conflicts may be on terms unfavorable to us.

     All of our executive officers and directors, at the time of the distribution, owned stock in both InfoCure and PracticeWorks. This ownership could create, or appear to create, potential conflicts of interest with respect to the resolution of disputes arising out of, among other things, the agreements governing the two entities following the distribution. We can not assure you that our directors and executive officers will resolve potential conflicts in a manner which is in the best interests of PracticeWorks. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of our company following the distribution.

Our ASP applications and services will not initially offer full functionality which may make it difficult to attract new customers for these products.

     Our initial ASP applications will not offer the full functionality of our current products. Specifically, while our dental ASP will initially feature the functionality required by most dental practices, plus the efficiency of the ASP delivery model, upon initial release, the application will not include third party features such as charting, graphical representation or imaging of teeth or electronic medical records. We expect to provide these levels of functionality in the fourth quarter of 2001. Similarly, although our ASP applications for the orthodontic and oral and maxillofacial surgery markets will contain the administrative and financial management functions required to manage a dentist's office, they will not initially include the third party features or support for imaging and x-rays. We expect to provide such functionality for the orthodontic and the oral and maxillofacial surgery markets in the third quarter of 2002. While we believe the fact that the planned releases offering the administrative and financial functions required by most dentists, coupled with the efficiency of the ASP delivery model will be a competitive advantage, the lack of full functionality may result in our products not being well received in the marketplace. Should these circumstances occur, our ability to convert existing customers to these applications and our ability to achieve lower costs from this technology will be adversely affected. Additionally, our ability to attract new customers may be adversely affected as well. As a result, we may be unable to grow revenues and our ability to achieve profitability will be impaired.

We may experience delays in releasing our ASP applications in targeted markets.

     We may experience delays in releasing our ASP applications in their respective target markets. We expect to release our ASP applications for use by dentists in the United States during the second quarter of 2001 and our orthodontic and oral and maxillofacial surgery ASP applications by the fourth quarter of 2001. We expect to release our Internet portal and our website development and hosting services in the second quarter of 2001. However, we cannot assure you that we will not experience a delay in releasing our ASP applications to our targeted markets. Any delay in releasing our ASP applications may impair our ability to attract new customers and to grow revenues and achieve profitability.

We may not successfully complete the development of our new applications and services, which would affect our ability to implement our growth strategy.

     Our strategy for growing our business and achieving profitability depends upon our ability to offer a number of additional applications and services in the near future. We are continuing to develop our ASP applications and our Internet portal, or website, and the services it will enable. We expect to initially release our ASP applications for use by dentists in the United States during the second quarter of 2001 and our orthodontic and oral and maxillofacial surgery ASP applications by the fourth quarter of 2001. Our initial ASP applications will not offer the full functionality of our current products. We expect to release our Internet portal in the second quarter of 2001. During 2001, we expect to spend approximately $1.2 million in development expenditures for the completion and enhancement of the Internet portal and our ASP products. These expenditures will be financed through operating cash flows and the proceeds from the Crescent investment. However, because the development of our applications and services entails significant technical and business risks and requires substantial expenditures and lead time, we may be unable to offer these applications and services on our projected schedule, in a cost-effective manner or at all. If the offering of any or all of these applications and services is delayed or cancelled, our ability to grow our business and achieve profitability will be substantially impaired.

If we are unable to protect our intellectual property rights from third party challenges, it may significantly impair our competitive position.

     Our success and ability to compete depend in part on our ability to protect our proprietary intellectual property rights, which consists primarily of our internally developed and acquired software. Any failure to adequately protect our proprietary rights could result in our competitors offering similar services, which could impair our competitive advantage and decrease our revenue. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with third parties, and protective contractual provisions such as those contained in license agreements with suppliers, vendors and customers. In addition, our employees are expected to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information. We have not entered into these agreements in every case, and there remains a risk that existing copyright, trademark and trade secret laws afford only limited protection.

     We cannot assure you that our means of protecting our proprietary rights are adequate. Policing use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. Despite our efforts, unauthorized parties may copy aspects of our applications or services and obtain and use information that we regard as proprietary. Our competitors could also independently develop similar technology. Other parties may breach confidentiality agreements and other protective contracts into which we have entered. We may not become aware of, or have adequate remedies in the event of, breaches.

The distribution may fail to qualify for nonrecognition treatment under Section 355 of the Internal Revenue Code.

     In connection with the distribution, King & Spalding, counsel to InfoCure and PracticeWorks, rendered an opinion to the effect that, although the matter is not free from doubt, the distribution should qualify for nonrecognition treatment under Section 355 of the Internal Revenue Code. There can be no assurance, however, that the distribution will qualify for nonrecognition treatment under Section 355 of the Internal Revenue Code, and the opinion of King & Spalding will be subject to a degree of uncertainty for a number of reasons. First, Section 355 of the Internal Revenue Code is highly technical and complex, and many aspects of the statute have not yet been addressed by judicial decisions, Treasury regulations, or other administrative guidance. The opinion of King & Spalding represented its best interpretation of the legal requirements of Section 355 as applied to the distribution, but an opinion of counsel is not binding on the Internal Revenue Service or the courts. Second, the determination of whether a transaction qualifies for nonrecognition treatment under Section 355 of the Internal Revenue Code depends in part on the business reasons for the transaction and satisfaction of numerous other fact-based requirements. The opinion of King & Spalding, therefore, was subject to certain assumptions and based on various factual representations made by officers of PracticeWorks. If any of the assumptions or representations upon which the opinion of King & Spalding was based is inaccurate or incomplete in any material respect, the distribution could fail to qualify for nonrecognition treatment under Section 355 of the Internal Revenue Code. Finally, the opinion of King & Spalding is subject to uncertainty because it is possible that the distribution could be rendered taxable to InfoCure, but not its stockholders, under Section 355(e) of the Internal Revenue Code as a result of subsequent acquisitions of the stock or assets of InfoCure or PracticeWorks.

InfoCure could incur a substantial corporate income tax liability in connection with the distribution, and PracticeWorks may be required to indemnify InfoCure for all or a portion of this tax liability.

     If the distribution fails to qualify for nonrecognition treatment under
Section 355 of the Internal Revenue Code, then a corporate income tax could be payable by InfoCure based upon the difference between (1) the aggregate fair market value of the shares of PracticeWorks common stock distributed in the distribution and (2) InfoCure's adjusted basis in the shares of PracticeWorks stock. Although the corporate level tax would be payable by InfoCure, we have agreed to indemnify InfoCure under certain circumstances for all or a portion of this tax liability. This indemnification obligation, if triggered, could be substantial. In addition, under the federal income tax regulations that govern corporations filing a consolidated return, each member of InfoCure's consolidated group, which includes PracticeWorks, is jointly and severally liable for any tax liability incurred by InfoCure prior to the distribution or in connection with the distribution.

     Even if the distribution qualifies for nonrecognition treatment under
Section 355 of the Internal Revenue Code, a corporate income tax could be payable by InfoCure as described above pursuant to Section 355(e) of the Internal Revenue Code if, during the four-year period beginning two years before the distribution, one or more persons were to acquire a 50% or greater interest in PracticeWorks as part of a plan or series of related transactions that includes the distribution. For example, a transaction or series of transactions resulting in an acquisition of a 50% or greater interest in PracticeWorks, in the aggregate, by one or more persons within the two-year period following the distribution would trigger a corporate level tax liability to InfoCure under
Section 355(e) unless InfoCure affirmatively establishes that the acquisition or acquisitions were not part of a plan or series of related transactions that included the distribution. If such an acquisition of PracticeWorks were to occur within the two-year period following the distribution, InfoCure may be unable to prove that the acquisition was not part of a plan or series of related transactions that included the distribution, in which case the distribution would be taxable to InfoCure under Section 355(e) of the Internal Revenue Code. The distribution also could be taxable to InfoCure, but not its stockholders, under Section 355(e) of the Internal Revenue Code if certain acquisitions of "predecessors" of PracticeWorks are treated as having occurred pursuant to a plan or series of related transactions that includes the distribution. A number of corporations that InfoCure acquired within the two-year period preceding the distribution may be treated as predecessors of PracticeWorks under Section 355(e), although the statute is not clear and no administrative guidance or court decisions to date have addressed the matter. If corporations acquired by InfoCure within the two-year period preceding the distribution are treated as predecessors of PracticeWorks, the distribution would be presumed to occur pursuant to a plan or series of related transactions that included InfoCure's acquisition of the predecessor corporations, and the distribution would be taxable to InfoCure unless InfoCure affirmatively establishes that none of its pre-distribution acquisitions of any predecessors occurred pursuant to a plan or series of related transactions that includes the distribution.

Issuances of shares of our common stock in connection with recently completed transactions and a pending acquisition together with future issuances may subject us to substantial tax liabilities.

     If during the four-year period beginning two years before the distribution one or more persons acquire a 50% or greater interest in PracticeWorks as part of a plan or series of related transactions that includes the distribution, the distribution may be a taxable transaction to InfoCure. The tax would be a corporate level tax liability payable by InfoCure. We have agreed to indemnify InfoCure under certain circumstances for all or a portion of the corporate income tax liability. This indemnification obligation, if triggered, could be substantial.

     We have already consummated certain transactions involving the issuance of our stock. The acquisition of InfoSoft involved our issuance of securities representing approximately 9.8% of our common stock. In addition, Crescent may acquire up to 20.0% of our common stock upon conversion of our series C convertible redeemable preferred stock. Crescent may acquire even more common stock if we utilize our equity line through direct purchases and upon exercise of the incentive and protective warrants. The planned acquisition of Medical Dynamics will, if consummated, involve our issuance of securities representing approximately 2.0% of our common stock. We may also be required to issue up to 5.0% of our common stock to WebMD Corporation. These issuances together with other issuances in the future could result in a determination that there has been an acquisition of a 50.0% or greater interest in PracticeWorks in the four-year period.

Our stockholders may experience significant dilution as a result of the InfoSoft acquisition and the proposed Medical Dynamics acquisition.

     In connection with our acquisition of InfoSoft, we issued 32,000 shares of our series A convertible redeemable preferred stock. The series A convertible redeemable preferred stock issued to Ceramco pursuant to the InfoSoft acquisition is convertible, in the aggregate, into approximately 9.8% of our outstanding common stock. If Ceramco converts all, or a portion of the series A convertible redeemable preferred stock into shares of our common stock, this will result in dilution to our stockholders.

     In connection with our proposed acquisition of Medical Dynamics, we will issue approximately 965,000 shares of series B convertible redeemable preferred stock and approximately 219,000 shares of common stock. The common stock and series B convertible redeemable preferred stock to be issued to the Medical Dynamics shareholders, assuming full conversion of the series B convertible redeemable preferred stock, will represent, in the aggregate, less than 2.0% of our common stock at the time of the distribution. If all or a portion of the series B convertible redeemable preferred stock is converted into common stock, our stockholders will experience dilution.

The conversion of the series C convertible redeemable preferred stock may result in substantial dilution to our stockholders.

     Our stockholders will experience dilution if Crescent converts the series C convertible redeemable preferred stock into shares of our common stock. The series C convertible redeemable preferred stock is not convertible into our common stock during the first year after issuance. Thereafter, the holders of series C convertible redeemable preferred stock can convert all or a portion of the shares. In no event, however, will the holders of the series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our common stock upon conversion. Accordingly, a holder would not be able to convert a portion of the series C convertible redeemable preferred stock, up to 19.9% of the outstanding common stock, and then sell all or a portion of its common stock, and then convert more of its holdings, up to 19.9%, at a later date.

     The number of shares of common stock to be received upon conversion will equal the liquidation preference of the series C convertible redeemable preferred stock to be redeemed, or $50 per share, divided by the conversion price. The conversion price will be equal to the lesser of (1) 107.5% of the average closing bid price of our common stock for the 50 consecutive trading days immediately following the distribution, such 50 day average being referred to as the "reference price," and (2) the average of the three lowest closing bid prices of our common stock during the 22 trading day period immediately preceding the applicable conversion date. As a result, the actual conversion price may be less than the market value of our common stock on the date of the conversion. The conversion price determined according to the formula may not be less than a specified minimum conversion price, which means 75.0% of the reference price. However, beginning 18 months after the date we issued the series C convertible redeemable preferred stock, the minimum conversion price will decrease by 7.5% of the reference price on the first day of each month. As a result, the lower the stock price at the time the holder converts, the more common stock the holder will receive upon conversion, subject to the 20.0% limitation.

     To the extent a holder of series C convertible redeemable preferred stock converts and sells shares of our common stock, the price of our common stock may decrease due to the additional number of shares on the market. This could allow holders of the series C convertible redeemable preferred stock to convert their shares of preferred stock into greater amounts of our common stock, the sales of which could further depress the price of our common stock.

     The following table sets forth the number of shares of our common stock into which the series C convertible redeemable preferred stock is convertible at various assumed conversion prices and the percent-ages of our total outstanding common stock represented by such shares. The percentages are based on 8,755,037 shares of our common stock outstanding immediately after the distribution.

         ASSUMED               NUMBER OF SHARES OF       PERCENTAGE OF OUR OUTSTANDING
CONVERSION PRICE PER SHARE    COMMON STOCK ISSUABLE              COMMON STOCK
- --------------------------  --------------------------   -----------------------------
          $15.00                      333,333                         3.8%
           10.00                      500,000                         5.7
            5.00                    1,000,000                        11.4
            1.00                    1,751,007*                       20.0*

- ---------------

* The maximum number of shares of our common stock issuable, in the aggregate, upon conversion of the series C convertible redeemable preferred stock will not represent more than 20.0% of our common stock.

     The 20.0% maximum discussed above limits the total number of shares of our common stock that the holders of series C convertible redeemable preferred stock may receive upon conversion. In addition, there is a limit on the number of shares of our common stock that a holder of series C convertible redeemable preferred stock may hold on any conversion date, which may restrict the number of shares of preferred stock that a holder may convert on any particular conversion date. The holders of our series C convertible redeemable preferred stock may not convert into shares of our common stock if, as a result, the holders and their affiliates would own more than 9.9% of all our common stock outstanding on the applicable conversion date. This restriction, however, does not prevent the holders from converting some of their series C convertible redeemable preferred stock, up to 9.9% of the outstanding common stock, and then selling all or a portion of their common stock, and then converting more shares of series C convertible redeemable preferred stock, up to 9.9% of our outstanding common stock, at a later date, subject to the 20.0% limitation on the aggregate number of shares of our common stock that may be issued upon conversion of the series C convertible redeemable preferred stock. In this way, the holders of our series C convertible redeemable preferred stock could sell more than 9.9% of our outstanding common stock while never holding more than 9.9% at any one time. The conversion terms of the series C convertible redeemable preferred stock may result in substantial dilution to our stockholders as well as reduced market prices for our common stock.

     We have a right to redeem the series C convertible redeemable preferred stock and prevent dilution to our stockholders if specified conditions exist. The redemption price will increase proportionately each year from 115% of the liquidation preference during the first year to 160% of the liquidation preference following the third anniversary of issuance. However, the terms of the FINOVA credit facility will prohibit redemption without FINOVA's consent. Also, we cannot assure you that we will have funds available to redeem the series C convertible redeemable preferred stock even if all conditions permitting redemption were satisfied.

     We are required to register for resale all shares of common stock issued to Crescent upon conversion of the series C convertible redeemable preferred stock. We will be subject to certain cash penalties if we do not timely register the underlying shares of our common stock. If we fail to obtain effectiveness of the resale registration statement or to maintain the effectiveness of the resale registration statement, we must pay Crescent in cash an amount equal to 2.0% per month of the aggregate purchase price of all of the registrable securities covered by the resale registration statement. In addition, if the number of shares of common stock covered by the resale registration statement is insufficient to permit the conversion in full of the series C convertible redeemable preferred stock, we must pay Crescent in cash an amount equal to 1.5% per month of the market value of the shares that have not been registered for each month until a registration statement covering the resale of any such shares has been declared effective.

The issuance of shares of common stock under the Crescent equity line and upon the exercise of warrants that may be issued to Crescent in connection with the equity line may result in substantial dilution to our stockholders.

     Our common stock is subject to further dilution upon the issuance of shares of our common stock to Crescent in connection with the Crescent equity line. The purchase price for shares of common stock sold to Crescent under this equity line will be 94% of the average of the lowest three consecutive bid prices during the

22 day trading period immediately preceding the applicable sale. As a result, the actual sales price may be less than the market value of our common share on the date of the sale.

     We may cause Crescent to purchase a maximum of $2.5 million of our common stock during any 22 day pricing period. The following table sets forth the number of shares of our common stock that may be issuable to Crescent if we utilize $5.0 million of the availability under the equity line at various assumed purchase prices and the percentages of our total outstanding common stock represented by such shares. The percentages are based on 8,755,037 of shares of our common stock outstanding immediately after the distribution plus the shares issued upon a $5.0 million purchase under the equity line.

       ASSUMED
 PURCHASE PRICE PER     NUMBER OF SHARES OF    PERCENTAGE OF OUR OUTSTANDING
        SHARE          COMMON STOCK ISSUABLE           COMMON STOCK
 ------------------    ---------------------   -----------------------------
       $15.00                  333,333                      3.7%
        10.00                  500,000                      5.4
         5.00                1,000,000                     10.3
         1.00                5,000,000                     36.4

     In addition, if we sell shares to Crescent under the equity line, we will be required to issue to Crescent an incentive warrant to purchase a number of shares of our common stock equal to $3.5 million divided by the purchase price of our common stock in the first sale to Crescent. The exercise price will be 150% of the purchase price in the first sale. The following table sets forth the number of shares of common stock that may be issuable to Crescent upon exercise of the incentive warrant. The exercise prices are 150% of the assumed purchase prices in the first sale under the equity line as set forth in the table below. The number of shares of common stock issuable upon exercise equals $3.5 million divided by the assumed purchase prices in the first sale as set forth in the table below. The percentages are based on 8,755,037 shares of our common stock outstanding immediately after the distribution plus the shares issued upon exercise of the incentive warrant.

       ASSUMED
      PURCHASE                                                           PERCENTAGE OF OUR
        PRICE          EXERCISE PRICE      NUMBER OF SHARES OF              OUTSTANDING
      PER SHARE          PER SHARE        COMMON STOCK ISSUABLE            COMMON STOCK
      ---------        --------------   --------------------------   -------------------------
       $15.00              $22.50                 233,333                       2.6%
        10.00               15.00                 350,000                       3.8
         5.00                7.50                 700,000                       7.4
         1.00                1.50               3,500,000                      28.6

     After issuance of unregistered shares under the equity line, we are obligated to file a resale registration statement within 20 days and use our best efforts to have the registration statement declared effective. We must issue to Crescent protective warrants to purchase shares of our common stock at $0.01 per share, which are intended to protect Crescent economically from any loss as a result of a drop in market price of our common stock that might occur between issuance of the unregistered shares and effectiveness of the resale registration statement. The warrants will only become exercisable if the market price of the common stock on the date the resale registration statement covering these unregistered shares is declared effective is lower than the market price on the date the unregistered shares are issued. As the issuance of these protective warrants directly relates to the sale of common stock, we will account for these issuances as a cost of raising capital, the impact of which will be reported in shareholders equity.

     We will also be subject to certain cash penalties if we do not timely register for resale the shares of our common stock issued under the equity line and issuable upon exercise of the incentive and the protective warrants. If we fail to obtain effectiveness of the resale registration statement or to maintain the effectiveness of the resale registration statement, we must pay Crescent in cash an amount equal to 2.0% per month of the aggregate purchase price of all of the registrable securities covered by the resale registration statement. In addition, if the number of shares of common stock covered by the resale registration statement is insufficient, we must pay Crescent in cash an amount equal to 1.5% per month of the market value of the shares that have not been registered for each month until a registration statement covering the resale of any such shares has been declared effective. Regarding any cash penalties associated with the warrants, we will net these amounts against the proceeds from the sale of stock as such costs are considered costs of raising capital.

If Crescent converts its shares of series C convertible redeemable preferred stock and we issue additional shares of our common stock to Crescent under the equity line and upon exercise of the incentive and protective warrants, Crescent could own a majority of our common stock and exercise substantial control over our operations.

     If Crescent converts its shares of our series C convertible redeemable preferred stock and if we issue shares of our common stock to Crescent under the equity line and upon exercise of the incentive and protective warrants, Crescent could own a majority of our common stock and exercise substantial control over our operations. Crescent could elect a majority of our board of directors, which would enable persons elected by Crescent to direct the business, policies and management of PracticeWorks. Actions taken by, or at the direction of, Crescent could conflict with the interests of our other stockholders. In addition, the acquisition by Crescent of a majority of our common stock would constitute an event of default under the FINOVA credit facility.

     The number of shares of common stock to be owned by Crescent will depend upon the conversion price at the time of conversion of the series C convertible redeemable preferred stock, the purchase price at the time of any issuance of common stock under the equity line, the incentive warrant exercise price and the value of any protective warrants issued. The following table sets forth the number of shares of common stock issuable to Crescent at various assumed conversion prices and purchase prices. We assumed that we have issued $5.0 million to Crescent under the equity line. The incentive warrant exercise price equals 150% of the assumed purchase prices set forth in the table below. The percentages are based on 8,755,037 shares of our common stock outstanding immediately after the distribution plus the shares issued upon conversion of the series C convertible redeemable preferred stock, the shares issued upon a $5.0 million purchase under the equity line and the shares issued upon exercise of the incentive warrant. All of the assumptions and calculations are consistent with the prior tables.

  ASSUMED CONVERSION         NUMBER OF
  PRICE PER SHARE FOR          SHARES
  SERIES C PREFERRED       ISSUABLE UPON                        NUMBER OF SHARES
   STOCK AND ASSUMED       CONVERSION OF     NUMBER OF SHARES     ISSUABLE UPON                     PERCENTAGE OF
  PURCHASE PRICE PER          SERIES C        ISSUABLE UNDER       EXERCISE OF        TOTAL        OUR OUTSTANDING
SHARE UNDER EQUITY LINE   PREFERRED STOCK      EQUITY LINE      INCENTIVE WARRANT     SHARES        COMMON STOCK
- -----------------------   ----------------   ----------------   -----------------   ----------   -------------------
        $15.00                 333,333            333,333             233,333          899,999           9.3%
         10.00                 500,000            500,000             350,000        1,350,000          13.4
          5.00               1,000,000          1,000,000             700,000        2,700,000          23.6
          1.00               1,751,007*         5,000,000           3,500,000       10,251,007          53.9

- ---------------

* The maximum number of shares of our common stock issuable, in the aggregate, upon conversion of the series C convertible redeemable preferred stock will not represent more than 20.0% of our common stock.

Short selling of our common stock could result from significant downward pressure on the price of our common stock.

     Significant downward pressure on the price of our common stock could occur as the holders of our convertible redeemable preferred stock convert their shares of preferred stock into common stock and sell material amounts of common stock. In response, holders of our convertible redeemable preferred stock may engage in short sales by borrowing common stock at the current market price in hope of buying our common stock in the future at a lower price. Crescent has contractually agreed not to engage in short sales of our common stock. However, short selling by other persons may depress the price of our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund our operations or acquire complementary businesses or as a result of option and warrant exercises.

     We expect to incur increased operating costs associated with the development of our ASP applications and other new applications and services, the establishment of additional business relationships and marketing and sales expenses in connection with the introduction of new applications and services. If we finance future acquisitions through the issuance of equity securities, our stockholders could experience significant additional dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. Since an acquisition of a 50% or greater interest in PracticeWorks by one or more persons within the four-year period beginning two years before the distribution could cause the distribution to be taxable, we may be limited in the amount of equity we can issue for future financing activities or potential acquisitions.

     In connection with the distribution, we replaced options held by InfoCure employees who became PracticeWorks employees with options to purchase shares of PracticeWorks common stock. PracticeWorks has issued warrants to Crescent and FINOVA in connection with antidilution provisions contained in their existing InfoCure warrants. Additionally, as a result of the antidilution provisions of certain other outstanding warrants to purchase InfoCure common stock, InfoCure warrant holders may have the right to acquire up to approximately 100,000 shares of our common stock in connection with the exercise of the InfoCure warrants. The issuance of shares of our common stock upon the exercise of these options and warrants will result in dilution to our stockholders.

Our stockholders may experience substantial dilution if we are required to issue shares of our common stock to WebMD Corporation.

     In connection with the distribution, we assumed a portion of InfoCure's contingent obligation under a letter agreement between InfoCure and WebMD Corporation, formerly Healtheon/WebMD, executed in February 2000 whereby we will issue up to 482,253 shares of PracticeWorks common stock to WebMD. Under the terms of the February 2000 letter agreement, WebMD made a $10.0 million investment in VitalWorks, a subsidiary of InfoCure, in exchange for 400,000 shares of VitalWorks convertible preferred stock. In conjunction with the February 2000 letter agreement, InfoCure and WebMD also entered into a marketing agreement which provided for utilization, delivery and promotion of WebMD's clinical financial transaction and EDI services. The VitalWorks convertible preferred stock was to have automatically converted into 1.0% of the outstanding common stock of VitalWorks upon the completion of VitalWorks' initial public offering. If the VitalWorks initial public offering was not consummated by November 11, 2000, WebMD had the right to exchange the VitalWorks convertible preferred stock for shares of InfoCure common stock based on a current price for InfoCure common stock. The VitalWorks initial public offering was never consummated. On November 29, 2000, WebMD notified InfoCure of its election to exchange the VitalWorks convertible preferred stock for 1,929,012 shares of InfoCure common stock, which if issued would represent approximately 5.0% of the total outstanding shares of InfoCure common stock.

     If WebMD acquired the shares of InfoCure common stock prior to the record date of the distribution, it would have been entitled to receive shares of PracticeWorks common stock in the distribution. However, InfoCure has not yet issued the shares of InfoCure common stock to WebMD pending resolution of disputes under the InfoCure/WebMD marketing agreement. As part of the liabilities assumed by PracticeWorks in the distribution, PracticeWorks has agreed to assume InfoCure's contingent obligation to issue to WebMD up to 482,253 shares of PracticeWorks common stock, or approximately 5.0% of the outstanding PracticeWorks common stock. These shares would represent the PracticeWorks common stock that WebMD would have been entitled to receive in the distribution had it owned the full number of shares of InfoCure common stock on the record date. The exact number of shares of InfoCure common stock to be issued to WebMD, if any, as well as the corresponding number of shares of PracticeWorks common stock, will be determined through negotiations and/or litigation regarding the InfoCure/WebMD February 2000 letter and marketing agreements. If we are required to issue the full 482,253 shares of PracticeWorks common stock to WebMD in satisfaction of this contingent obligation, our stockholders will experience significant dilution.

     On March 8, 2001, InfoCure filed a lawsuit against WebMD, alleging certain claims related to a dispute between the parties with respect to the marketing agreement. This lawsuit may render our contingent obligation unpredictable, and it may also impact our business relationship with WebMD in the future. We can not assure you as to what, if any, impact InfoCure's lawsuit will have on PracticeWorks.

The FINOVA credit facility imposes limitations and financial covenants, which may adversely affect our ability to operate our business.

     The FINOVA credit facility contains limitations on our business and financial covenants. For example, the credit facility will include a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are required quarterly tests for minimum net worth and minimum liquidity.

     Minimum net worth means, as of any date of determination, the consolidated net worth of PracticeWorks and our subsidiaries calculated in accordance with generally accepted accounting principles, plus the carrying value of the three planned issuances of our convertible redeemable preferred stock. On a pro forma basis, at December 31, 2000, our minimum net worth as determined under this definition was $59.6 million. The table below shows the applicable minimum net worth requirements for the end of each quarter during the term of the loan:

QUARTER                                                       MINIMUM AMOUNT
- -------                                                       --------------
March 31, 2001..............................................   $41,760,000
June 30, 2001...............................................    34,720,000
September 30, 2001..........................................    28,200,000
December 31, 2001...........................................    22,360,000
March 31, 2002..............................................    18,100,000
June 30, 2002...............................................    30,480,000
September 30, 2002..........................................    28,020,000
December 31, 2002...........................................    27,000,000
March 31, 2003..............................................    27,600,000

     Minimum liquidity means cash and cash equivalents, such as securities issued or guaranteed by the United States government, certificates of deposit and commercial paper, plus amounts available on the next settlement date, up to $2.5 million, under the Crescent equity line. On a pro forma basis, our liquidity at December 31, 2000 as determined under this definition was $11.5 million. The table below shows the applicable minimum liquidity requirements for the end of each quarter during the term of the loan:

DATE                                                          MINIMUM AMOUNT
- ----                                                          --------------
March 31, 2001..............................................   $ 6,375,000
June 30, 2001...............................................     5,395,000
September 30, 2001..........................................     4,255,000
December 31, 2001...........................................     2,932,000
March 31, 2002..............................................     2,835,000
June 30, 2002...............................................     3,455,000
September 30, 2002..........................................     4,955,000
December 31, 2002...........................................     7,575,000
March 31, 2003..............................................    11,125,000

     In addition, the credit facility limits our ability to make capital expenditures in excess of specified amounts for each year during the loan. We are not permitted to carry forward any unused amounts from a prior year. The table below shows the applicable capital expenditure limitations for each year during the term of the loan:

PERIOD                                                        MAXIMUM AMOUNT
- ------                                                        --------------
2001........................................................    $2,600,000
2002........................................................     3,100,000
Each year thereafter........................................     3,300,000

The levels for the quarterly tests for minimum net worth and liquidity and the annual capital expenditures limitations have been computed based on discussions with the lender regarding our business plan. Also, the credit facility includes restrictions on our ability, without FINOVA's consent, to incur additional indebtedness, create liens, conduct mergers and acquisitions, pay dividends, redeem capital stock or invest in other entities, even if we believe these activities are in the best interests of our stockholders.

     If we do not satisfy the financial covenants in the credit facility, this failure will constitute an event of default under the credit facility. Upon an event of default, the lender may, at its option, terminate the loan commitments and declare all amounts outstanding under the credit facility immediately due and payable. In addition, the lender may exercise various remedies under the credit facility, including foreclosure on and sale of our assets. If the lender accelerates the obligation to repay amounts under the credit facility we cannot assure you that we will have sufficient funds available to repay the obligations, and we may not be able to refinance these obligations on favorable terms or at all. If we are unable to repay or refinance these obligations, we may need to seek protection under the bankruptcy laws. If we seek protection under the bankruptcy laws, it will further impede our ability to obtain additional financing and to operate our business, and you could lose your entire investment in PracticeWorks common stock.

If we cannot meet the American Stock Exchange maintenance rules and other requirements, the American Stock Exchange may delist our common stock, which could negatively affect the price of our common stock and your ability to sell the common stock.

     In the future, we may not be able to meet the maintenance rules and requirements of the American Stock Exchange. The maintenance rules of the American Stock Exchange specify that the exchange may initiate the delisting of an issuer's stock if, among other things, the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, or, if the issuer has sustained losses for three of its past four fiscal years and stockholders' equity is less than $4.0 million, or, if the issuer has sustained losses for two of its past three fiscal years and stockholders' equity is less than $2.0 million. In addition, the American Stock Exchange rules require shareholder approval prior to the issuance of securities in connection with a transaction involving the sale or issuance of common stock equal to 20% or more of a company's outstanding common stock before the issuance for less than the greater of book or market value of the stock. If we were no longer in compliance with the American Stock Exchange rules and were unable to receive a waiver or achieve compliance, and if our common stock were to be delisted from the American Stock Exchange, our stockholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.

If the American Stock Exchange delists our common stock, compliance with the penny stock regulations which would result could make it more difficult to sell your common stock.

     In the event that our securities are not listed on the American Stock Exchange, trading of the common stock would be conducted in the "pink sheets" or through the National Association of Securities Dealers' Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The SEC adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share. However, our common stock will not constitute penny stock if our common stock is quoted on the American Stock Exchange. If in the future our common stock falls within the definition of penny stock, these regulations would require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers and holders to sell the common stock would be limited. As a result, the market liquidity for the common stock would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for our common stock.

We may not be able to establish the business relationships necessary to implement our growth strategy.

     We expect to develop additional business relationships with providers of dental and other supplies. This is necessary to allow us to begin offering our e-commerce application, which we call the PracticeWorks Exchange, in the dental and oral and maxillofacial surgery markets. The PracticeWorks Exchange is a software application that was designed to reduce administrative effort and increase the efficiency of the procurement function of a practice by enabling online purchasing of dental and office supplies.

     The availability of the PracticeWorks Exchange to our dental and oral and maxillofacial surgery customers is dependent on our ability to develop business relationships with suppliers in these industries. We cannot assure you that we will be able to develop or sustain these relationships. Establishing these relationships will involve negotiation with various suppliers and we may be unable to reach acceptable agreements. We have not currently finalized any relationships with suppliers in the dental and oral and maxillofacial surgery markets, and as a result, we are unable to predict when the PracticeWorks Exchange will be operational in the dental and oral and maxillofacial surgery markets. If we are unable to establish business relationships with providers of dental and other supplies, our ability to offer the PracticeWorks Exchange will be limited and our ability to grow our business and achieve profitability will be substantially impaired.

     The PracticeWorks Exchange has been operational for our orthodontic customers since May 2000 and has generated nominal revenues to date.

We may be unable to grow our revenue if customers do not respond favorably to our new applications and services.

     Our growth strategy depends on our ability to generate usage of our ASP applications, Internet portal, the PracticeWorks Exchange and other new applications and services by a large number of dentists, orthodontists and oral and maxillofacial surgeons. We cannot be certain that these new applications and services will achieve market acceptance. In order to successfully sell our new applications and services, we will need to convince new and existing customers that the features and functionality of our applications justify their cost, as well as the time and administrative expense required for conversion. They may be unwilling to adopt new practice management systems if they have made an extensive investment in hardware, software and training for existing systems. In addition, potential customers are likely to be unfamiliar with the ASP delivery model and may be unwilling to utilize a practice management system in which the application and patient data is stored on an off-site server and delivered to their offices through the Internet. Our ASP applications have not been released yet, and therefore, we currently have no customers using our ASP applications and related services. If we are unsuccessful in attracting customers to our new applications and services or if the market for our applications and services does not grow or grows slowly, achieving profitability could take longer than expected or we may never achieve profitability.

We may incur increased expenses if the Transition Services Agreement with InfoCure is terminated.

     In connection with the distribution, we entered into a Transition Services Agreement with InfoCure. This agreement provides that InfoCure will provide services, such as insurance and employee benefits, to us, and we will provide services, such as tax, accounting, corporate record-keeping and payroll, to InfoCure. The agreement will be terminable by either party at any time upon 30 days prior written notice. If the agreement is terminated, we will be required to obtain insurance and employee benefits services from a third party. This could be more expensive than the fees which we will be required to pay under the Transition Services Agreement.

We expect our quarterly operating results to fluctuate, which could cause our stock price to fluctuate.

     Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors which are outside of our control. Some of these factors include:

     - the rate of adoption of our new applications and services by new and existing customers;

     - costs of developing new applications and services;

     - changes in the adoption of Internet usage and acceptance by healthcare providers of electronic commerce;

     - changes in customer purchasing patterns;

     - costs related to acquisitions of technologies or businesses; and

     - general economic conditions, as well as those specific to the healthcare information technology market and related industries.

     In addition, the following factors that are within our control may cause our revenue and operating results to vary significantly from quarter to quarter:

     - our success in appropriately setting subscription fees and the rate at which new and existing customers adopt subscription pricing;

     - the timing of the release of our ASP applications and Internet portal and the introduction of the PracticeWorks Exchange to the dental and oral and maxillofacial surgery markets;

     - our success in establishing additional business relationships, including those necessary to enable the introduction of the PracticeWorks Exchange in the dental and oral and maxillofacial surgery markets; and

     - the timing and amount of sales and marketing expenditures.

     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price will likely decline.

Our subscription pricing model is unproven and we may be unable to set subscription fees at levels which enable us to achieve profitability.

     The success of our subscription pricing model depends on our ability to set subscription fees for our applications and services at rates that will allow us to achieve profitability. Under our subscription pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users. We have limited experience with subscription pricing as we first introduced it to our customers during the second quarter of 2000. Furthermore, the markets for practice management applications and services delivered on a subscription basis is new and evolving. There are relatively few similar products whose subscription fees we can evaluate in setting our fees and the providers of those products have also had to set their fees in the context of an undeveloped market. As a result, we have limited information from which to evaluate the appropriate level for our subscription fees and we may fail to set our subscription fees at levels that enable us to become profitable. In addition, we expect to enter into multi-year agreements with subscribers pursuant to which subscription fees or increases in fees will be locked-in typically for three to five years, limiting our ability to increase our subscription fees for those subscribers. If we fail to appropriately price our subscription fees, achieving profitability could take longer than expected or we may never achieve profitability.

If we cannot efficiently convert the data stored in existing practice management applications to our ASP applications, our growth and results may be harmed.

     When customers elect to use our ASP applications, they may need us to convert the data stored in their existing practice management applications to our ASP applications. We expect conversions to take approximately 30 days from the date that a practice establishes Internet connectivity. If we cannot rapidly and accurately convert the data stored in customers' existing practice management systems to our ASP applications, whether they are existing customers using our applications or new customers, our business will suffer. If we experience difficulties or delays in converting this data, we will be forced to incur additional costs necessary to correctly convert the data and we may be unable to attract additional customers.

Our new product strategy and subscription pricing model will require additional financing which may not be available.

     We expect our transition to the subscription pricing model to continue to adversely impact our cash flow until subscription fees replace the decline in one-time revenue from license fees and hardware sales. In addition, we expect to incur operating costs associated with the development of our ASP applications, Internet portal and other new applications and services, the establishment of additional business relationships and marketing and sales expenses in connection with the introduction of new applications and services. We currently expect to spend approximately $1.0 million on hardware, software and maintenance costs, approximately $1.7 million in sales, marketing and brand awareness expenditures and approximately $800,000 associated with additional employees. We believe that operating cash flows, along with the proceeds from the Crescent preferred stock investment, will be sufficient to meet these, and other working capital needs in both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter. However, we may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available when and if we need it, and if available, it may not be available on terms favorable to us. Recently, some Internet companies with a history of operating losses have been unable to raise additional financing. If adequate funds are not available on acceptable terms, we may not be able effectively to develop and enhance our application and service offerings, market our applications and services, respond to competitive pressures or fund acquisitions. If we raise additional funds by issuing equity or convertible debt securities, your ownership will be diluted and our stock price may decline. Any new securities could also have rights, preferences and privileges senior to those of our common stock.

We plan to expand rapidly and we may be unable to manage our growth.

     We intend to rapidly grow our business. However, we cannot be sure that we will successfully manage our growth. In order to successfully manage our growth, we must:

     - expand and enhance our administrative infrastructure;

     - improve our management, financial and information systems and controls;

     - expand, train and manage our employees effectively; and

     - successfully retain and recruit additional employees.

     Continued growth could place a further strain on our management, operations and financial resources because we have not historically functioned as an independent company. There will also be additional demands on our sales, marketing, information systems and administrative resources as we offer new applications and services, such as the ASP delivery model, an Internet portal and website development and hosting, and expand our target markets and customers. We cannot assure you that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

We may not be able to achieve a recognized brand name for PracticeWorks, which would make it difficult to implement our business strategy.

     Achieving market acceptance for our new applications and services will require substantial sales and marketing efforts and the expenditure of significant funds to increase awareness and demand by our target customers. We expect to spend approximately $1.7 million on the branding of the PracticeWorks name and on programs that will promote market awareness of this brand. We will finance these expenditures through operating cash flows and from the proceeds of the Crescent preferred stock investment. To cultivate new customers within the dental, orthodontic and oral and maxillofacial surgery markets, we plan to implement a program designed to create a strong brand identity for PracticeWorks. We also need to ensure that our current customers, especially those obtained through acquisitions, are familiar with the PracticeWorks brand name. If we fail to successfully create a recognized brand name for PracticeWorks, our ability to obtain new customers and retain current customers could suffer.

We may be unable to continue to attract qualified personnel, which would affect our ability to expand our business.

     We believe our success depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel to develop and market our new applications and services. We have hired over 100 employees since January 1, 2000 and we expect to hire over 25 additional employees during the next 12 months. We expect to spend approximately $200,000 on recruiting costs associated with hiring these new employees. We will fund these expenditures through operating cash flows. Individuals with the information technology skills we need to further develop our applications and services are in short supply and competition for qualified personnel is particularly intense. Further, it can be difficult to hire experienced sales professionals. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. If we are unable to hire and retain qualified employees, our business and expansion plans will suffer.

We are dependent upon our executive officers, and the loss of these personnel could disrupt our growth.

     Our success depends on the continued services and performance of our executive officers and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to implement the changes in our application and service offerings and pricing model that we are currently undertaking and our ability to manage and expand our business. We do not maintain key person life insurance.

The markets we serve are highly competitive, and we may be unable to compete with businesses that have greater resources than we do.

     The market for providing information management technology to dentists, orthodontists and oral and maxillofacial surgeons is extremely competitive. In addition, the market for Internet-based application service providers in the healthcare industry is relatively new and evolving. We anticipate that competition will continue to intensify as the use of the Internet grows. Our competitive position is difficult to evaluate due to the variety of current and potential competitors and the evolving nature of the healthcare information technology market.

     Our primary competitors include national and regional providers of traditional practice management systems, application service providers, healthcare e-commerce and Internet connectivity companies. Specifically, we compete with EagleSoft, a subsidiary of Patterson Dental Supply, Inc., Dentrix Dental Systems, Inc., a subsidiary of Henry Schein, Inc., the Trizetto Group, Inc. and MediBuy. We believe, based on published industry reports, that we have licensed our practice management applications to more dental, orthodontic and oral and maxillofacial surgery practices than any of our competitors. Each of these types of companies currently competes with us or can be expected to compete with us in the future in delivering information management technology to dentists, orthodontists and oral and maxillofacial surgeons, including the delivery of practice management applications and services through the ASP delivery model. Furthermore, major software companies and other entities, including those specializing in the healthcare industry that are not currently offering applications or services that compete with our applications, may enter our markets. We also expect to compete with traditional and online retailers of dental, medical and office supplies, health content providers and website developers. In addition, companies with which we have business relationships may compete with us from time to time by selling, consulting on or hosting other applications that compete with our applications and services.

     Many of our competitors have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships in the healthcare information technology market than we have. In addition, the lack of barriers to entry in our market exposes us to a potentially increasing number of competitors. We cannot assure you that we will have the resources or expertise to compete successfully in the future. If we are unable to develop and expand our applications and services or adapt to changing customer needs as well as our current or future competitors are able to do, we may experience reduced profitability and a loss of market share.

We may have difficulty integrating current and future acquisitions into our business.

     Since December 1, 1999, InfoCure has acquired 12 companies that were attributed to us in the distribution. Additionally, immediately following the distribution we completed the acquisition of InfoSoft. We may from time to time acquire other companies, including our proposed acquisition of Medical Dynamics. As a result, we are exposed to increased risks relating to integrating these companies into our business, including:

     - integration of new operations, products, services and personnel;

     - integration of InfoSoft's independent distribution network into our existing distribution channels;

     - diversion of resources from our existing business;

     - client communication and branding awareness;

     - inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

     - maintenance of uniform standards, controls and policies;

     - accounting issues that adversely affect our financial results;

     - impairment of employee and customer relations as a result of any integration of new management personnel; and

     - dilution to existing stockholders from the issuance of equity securities.

     In addition, liabilities or other problems associated with an acquired business may adversely affect our business or operating results.

We may be unable to improve the operations of Medical Dynamics following completion of the acquisition.

     In connection with the distribution, PracticeWorks assumed InfoCure's obligation to acquire Medical Dynamics, Inc. InfoCure originally agreed to acquire Medical Dynamics pursuant to an Agreement and Plan of Reorganization dated as of December 21, 1999. The agreement, as amended and restated, was amended further on December 19, 2000, to provide that PracticeWorks will assume all of InfoCure's obligations under the agreement except for InfoCure's obligation to issue a specified number of shares of InfoCure common stock. Since the original execution of the agreement, Medical Dynamics' net sales have dropped considerably. Further, Medical Dynamics' independent accountants have stated in their audit report that there is substantial doubt as to Medical Dynamics' ability to continue as a going concern. As of December 31, 2000, InfoCure has advanced to Medical Dynamics $1.55 million to repay certain existing obligations and for general working capital purposes. There can be no assurance that PracticeWorks will be able to improve the operations of Medical Dynamics following the acquisition.

We have recorded, and may continue to record, a significant amount of goodwill in connection with our acquisition strategy.

     As a result of our recent acquisitions, goodwill accounted for 49.0% of our total assets as of December 31, 2000. For the year ended December 31, 2000, we recorded goodwill of $16.5 million. In addition, we may record additional goodwill related to future acquisitions. We recorded goodwill of approximately $17.0 million related to the InfoSoft acquisition and anticipate recording $10.0 to $12.0 million related to the Medical Dynamics acquisition. We plan to amortize both amounts over three years, resulting in additional annual amortization expense of $9.7 million. Aggregate amortization expense related to goodwill is expected to be $25.8 million and $24.4 million for 2001 and 2002, respectively. As we integrate the acquired companies into our business, we will evaluate the carrying amount of goodwill whenever adverse facts and circumstances occur indicating an impairment in value. If the benefits of our acquisitions do not ultimately exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in connection with our acquisitions, we could continue to incur increased losses, or be required to write down some or all of the unamortized goodwill and other intangible assets. As a result, our results of operations may be adversely affected.

     Additionally, prior to the fourth quarter of 1999, goodwill was amortized on a straight-line basis over a 15-year estimated useful life. As a result of our new product strategy involving the development of ASP applications and other Internet-based applications and services, the transition to a subscription pricing model and the current rate of change within the ASP information management technology industries, we estimated that the useful life of remaining goodwill and goodwill for our recent acquisitions is currently three years. If our assumptions underlying this change or our estimates with respect to this time period are inaccurate, our net losses could increase.

Market acceptance of our Internet-based applications and services will be dependent on increased use of the Internet by our customers and their suppliers, and a lack of growth or decline in their Internet use may adversely affect our business model.

     We intend to grow, in part, by encouraging dentists, orthodontists and oral and maxillofacial surgeons to use our ASP applications, which are accessed through the Internet, to place orders with suppliers over the Internet using our PracticeWorks Exchange application and to access other services on our Internet portal. If use of the Internet for commerce and communication in the healthcare industry does not increase, our customers and healthcare suppliers may not utilize the Internet as we anticipate and our growth could be substantially limited. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates. A number of factors may inhibit the continued growth and development of the Internet, including:

     - inadequate network infrastructure;

     - lack of availability of cost-effective high-speed service;

     - security and privacy concerns; or

     - inconsistent quality of services.

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage could grow more slowly or decline. Even if Internet usage grows generally, our business will suffer if our existing and potential customers, many of whom have not traditionally utilized the Internet for business purposes, do not accept Internet-based systems.

We would not be able to deliver our ASP applications or our Internet portal if third parties do not provide infrastructure and application hosting.

     We do not intend to develop or maintain Internet infrastructure or application hosting capabilities to support our ASP applications, our Internet portal or the services it enables. Therefore, we are dependent on obtaining those capabilities from our hosting partner, GlobalCenter, or another third party hosting partner. The ability to remotely host our ASP applications and our Internet portal is central to our business strategy and depends on the efficient and uninterrupted operation of the computer and network systems of the hosting partner we select. If we fail to establish or continue a relationship with a hosting partner on acceptable terms, or if our hosting partner fails to host our ASP or our Internet portal applications due to a breach of our agreement with the hosting partner, technical difficulties or for any other reason, we may be unable to provide our ASP applications and other services to our customers, which would harm our business.

System failures may cause interruptions of our Internet-based applications and services, which could affect our customers' satisfaction with our systems.

     The performance of our hosting partner's servers, networking hardware and software infrastructure will be critical to our ability to provide our ASP applications and our Internet portal and the services it will enable. Any systems failure or interruption could result in disruption of service or loss or compromise of customer data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and damage our reputation. Our hosting partner's systems may fail because:

     - its systems and operations will be vulnerable to damage or interruption from human error, natural disaster, power loss, telecommunications failures, break-ins, sabotage, computer viruses and similar events;

     - its hardware and application software may experience system failures;

     - performance may suffer due to firewall security;

     - there may be errors in architectural design; and

     - it may be unable to manage its growth and to attract and retain employees.

Any system failure that causes an interruption in service or a decrease in responsiveness of our Internet-based services, if sustained or repeated, may adversely affect our business and operating results.

Internet security concerns could adversely affect our business.

     The secure transmission of confidential information over public networks is a fundamental requirement for the applications and services we plan to offer over the Internet. Concerns over the security of transactions and information and other privacy issues may inhibit the growth of the Internet and delivery of applications and services such as ours over the Internet. We plan to use encryption and authentication technology for the transmission of confidential information over the Internet. However, technological advances, including new discoveries in the field of cryptography, could result in a compromise or breach of our security systems. Therefore, we cannot be certain that our security measures will prevent breaches. An intruder who breaches our security measures could misappropriate proprietary information or cause interruptions in our operations. In addition, we could be required to spend a significant amount of time and money to protect against security breaches or to alleviate problems caused by such breaches. Security breaches could also expose us to a risk of loss or litigation and possible liability. As a result, security breaches could adversely affect our reputation, our business or our operating results.

Technology systems may change faster than we are able to update our products, which would affect our ability to grow our business.

     Although the healthcare industry, including dental, orthodontic and oral and maxillofacial surgery practices, has been slow to respond to technological advances, many companies are introducing technologically advanced products in anticipation of growing demand in this market. As a result, the healthcare industry is likely to experience rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new applications and services. Our success could depend partly on our ability to:

     - develop new or enhance existing applications and services to meet our customers' changing needs in a timely and cost-effective manner;

     - respond effectively to technological changes and new application and service offerings of our competitors; and

     - maintain and continue to develop relationships with providers of Internet infrastructure and application hosting capabilities.

     We cannot assure you that we will be able to accomplish any or all of these goals. Many of our competitors may develop products or technologies that are better or more attractive than ours or that may render our applications and services obsolete. If we do not succeed in adapting our applications and services, our business could be harmed.

We are subject to government regulation and legal uncertainties and our failure or inability to comply could have a material adverse effect on our business.

     HIPAA. Federal regulations have been adopted, and others proposed, that will impact the manner in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information as part of specified standard health care and health coverage transactions, and to ensure the confidentiality and security of such information. The regulations will apply directly to specified health care providers, health plans and health care clearinghouses, referred to as covered entities. In addition, the privacy and security regulations will require that covered entities enter into written agreements that contractually will impose many of the regulatory requirements on business associates with which covered entities share confidential health information.

     The Secretary adopted final regulations governing the requirements for standard electronic transactions on August 17, 2000 and adopted final health information privacy regulations on December 28, 2000. The HIPAA regulations become effective sixty days after publication and require compliance by most covered entities within 24 months of the effective date while specified small health plans will have 36 months to comply. Accordingly, most covered entities must comply with the electronic transactions regulations by October 16, 2002 and must comply with the privacy regulations by February 26, 2003. On August 12, 1998, the Secretary proposed regulations to establish health information security standards which are yet to be adopted in final form.

     A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of the dentists, orthodontists and oral and maxillofacial surgeons with whom we have direct relationships. For example, we transfer confidential health information to national health care clearinghouses through our EDI services, and we will transmit confidential health information over the Internet in connection with offering our ASP applications. In some circumstances, we will receive confidential health information from health care providers and may provide specified clearinghouse functions before transmitting such information to health plans responsible for paying for health care services.

     The HIPAA regulations may require us to expend significant resources to comply with applicable requirements. The privacy regulations in particular will impose significant requirements on covered entities and their business associates with respect to permissible uses and disclosures of individually identifiable health information. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent we will be required to comply with those requirements, and what the deadline for compliance will be.

     Although we will make a good faith effort to ensure that we comply with, and that our products enable compliance with, applicable HIPAA requirements, we may not be able to conform our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to civil liability when we are the business associate of a covered entity, and could subject us to civil liability and criminal sanctions to the extent we are regulated directly as a covered entity. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, the sale of our products and our business could be harmed by the implementation of HIPAA regulations.

     Other E-Commerce Regulation. Additionally, we may be subject to additional federal and state statutes and regulations in connection with our changing product strategy, which includes internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to internet commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and our business could be harmed.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers' ability to use our services.

     We cannot assure you that changes to state or federal laws will not materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. Any such restrictions would inevitably decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Consequently, the sale of our products and our business could be harmed.

Changes in the regulatory and economic environment in the healthcare industry could adversely affect our business.

     The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or the revocation of endorsement of our products and services by companies with which we have business relationships and others. Federal and state legislatures periodically consider programs to reform or amend the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. As a consequence, our business could be adversely affected.

     In addition to the adopted and proposed requirements under HIPAA, the United States Food and Drug Administration, or FDA, is vested with the responsibility for ensuring the safety and efficacy of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered as medical devices for purposes of this Act and, as such, are subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions or in the cure, mitigation, treatment or prevention of disease, or they are intended to affect the structure or function of the body. We do not believe that any of our current products or services are subject to FDA regulation as medical devices. However, we plan to expand our product and service offerings into areas that may be subject to FDA regulation. We have no experience in dealing with FDA regulation and, accordingly, any compliance efforts could prove to be time consuming, burdensome and expensive, which could negatively affect the sale of our products and our business.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results.

     We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to applications or services that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the application. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

We may face third-party claims alleging infringement of their intellectual property rights, which could result in significant expense to us and loss of significant rights.

     From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. This risk may increase as the number of entrants to our market increases and we improve the functionality of our applications and services, potentially causing an overlap with the applications and services of other companies. Any claims against us, or companies with which we have business relationships, asserting that our applications or services infringe or may infringe proprietary rights of third parties, whether with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a negative impact upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our applications or services to avoid infringement, our business and financial results could be harmed.

Provisions of our certificate of incorporation, bylaws and the tax disaffiliation agreement may discourage takeovers which would otherwise be in the best interest of our stockholders.

     Our certificate of incorporation and bylaws contain provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our certificate of incorporation and bylaws include the following anti-takeover provisions:

          (1) classify our board of directors into three groups, so that stockholders elect only one-third of the board each year;

          (2) permit stockholders to remove directors only for cause;

          (3) permit a special stockholders' meeting to be called only by the chairman of the board of directors, the chief executive officer or a majority of the board of directors;

          (4) require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders' meeting;

          (5) permit our board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

          (6) require the vote of the holders of at least 66 2/3% of our voting shares for stockholder amendments to our bylaws.

     In addition, Section 203 of the Delaware General Corporation Law, which will be applicable to us after the distribution, provides certain restrictions on business combinations between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and in certain cases by our stockholders. These provisions of our certificate of incorporation and bylaws and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of PracticeWorks, even if our stockholders support such proposals. These provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

     In connection with the distribution, we agreed to indemnify InfoCure for all taxes and liabilities incurred solely because (1) we breach a representation or covenant given to King & Spalding in connection with rendering its tax opinion, which contributes to an Internal Revenue Service determination that the distribution was not tax-free or (2) a post-distribution action or omission by us or one or more of our affiliates contributes to an Internal Revenue Service determination that the distribution was not tax-free. Unless InfoCure effectively rebuts the presumption that a change in control transaction involving PracticeWorks or disposition of PracticeWorks occurring prior to the second anniversary of the distribution date is pursuant to the same plan or series of related transactions as the distribution, the Internal Revenue Service might determine that the distribution was not tax-free, giving rise to our indemnification obligation. These provisions of the tax disaffiliation agreement entered into with InfoCure in connection with the distribution may have the effect of discouraging or preventing an acquisition of PracticeWorks or a disposition of our businesses, which may in turn depress the market price for PracticeWorks common stock.

This report contains forward-looking statements which may differ from actual events.

     This report contains forward-looking statements that reflect our current assumptions and estimates of future performance, the development and timing of our release of new applications and services, the rate of adoption of our new applications and services by new and existing customers, our success in establishing business relationships, the growth of our business, and general economic conditions. These statements may pertain to periods following the distribution. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. Our results and the accuracy of the forward-looking statements could be affected by many factors, including the risk factors discussed above.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in a facility in Atlanta, Georgia that we will lease from InfoCure under a long-term lease agreement. We currently operate seven additional facilities currently leased by us. These facilities are located in Sacramento, California; Norcross, Georgia; Indianapolis, Indiana; and Raleigh, North Carolina, and we have an office in each of Australia, the United Kingdom and Sweden. The U.S. leases have expiration dates ranging from June 2002 to June 2004. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. There are no material legal proceedings to which we are a party and our management is unaware of any contemplated actions against us. However, pursuant to the Agreement and Plan of Distribution, we agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against InfoCure by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that InfoCure breached the terms of a registration rights agreement whereby InfoCure was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of InfoCure's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of InfoCure and tort claims against InfoCure as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of InfoCure's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. On March 19, 2001, InfoCure filed a motion to dismiss certain of the plaintiff's contract and tort claims in the case. InfoCure believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously. Management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 6, 2001, our common stock commenced trading on the American Stock Exchange under the trading symbol "PRW." Prior to March 6, 2001, there was no market for any shares of our capital stock. On March 28, 2001, the last reported sale price of our common stock on the American Stock Exchange was $6.15, and there were 715 record holders of our common stock.

SALES OF UNREGISTERED SHARES

     On August 10, 2000, we issued 100 shares of our common stock to InfoCure Systems, Inc., at the time a wholly-owned subsidiary of InfoCure Corporation. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     On March 5, 2001, we issued 8,754,937 shares of our common stock to InfoCure Corporation. At the time, InfoCure Corporation was our sole stockholder. This issuance was exempt under the Section 4(2) of the Securities Act. Immediately following the issuance of these shares, InfoCure Corporation declared a pro rata dividend of all the issued and outstanding shares of our common stock to the InfoCure stockholders. We received no proceeds from InfoCure's distribution of our common stock to its stockholders.

     On March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million to Crescent in a private placement. This issuance was exempt under Section 4(2) of the Securities Act. The terms of conversion of the series C convertible redeemable preferred stock are as follows:

     - at any time following one year after issuance, holders of the series C convertible redeemable preferred stock will have the right to convert all, or a portion, of the shares of series C convertible redeemable preferred stock into shares of our common stock based upon a conversion price equal to the lesser of (1) 107.5% of the 50-day trading average of our common stock immediately following the distribution, referred to herein as the "reference price", or (2) the average of the lowest three-day closing price of our common stock during the 22 days prior to conversion; provided, however, that in no event will the holders of the series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 19.9% of our common stock upon conversion;

     - the holders of series C convertible redeemable preferred stock may not convert into shares of common stock if, as a result, the holders and their affiliates would own more than 9.9% of all our common stock outstanding on the applicable conversion date; provided, however, that this restriction will not prohibit the holders from converting some of their series C convertible redeemable preferred stock up to 9.9% of our common stock, and then selling all or a portion of their common stock, and then converting more shares of series C convertible redeemable preferred stock up to the 9.9% limitation; provided, that the foregoing is subject to the 20.0% limitation on the aggregate number of shares of our common stock that maybe issued upon conversion of the series C convertible redeemable preferred stock;

     - the conversion price is subject to a floor equal to 75% of the reference price; however, this floor will be reduced by 7.5% of the reference price per month following the 18 month anniversary of issuance of the series C convertible redeemable preferred stock;

     - if the market value of our common stock exceeds 280% of the reference price and if specified conditions are met, we may require conversion of all or a portion of the series C convertible redeemable preferred stock; and

     - if the conversion price of the series C convertible redeemable preferred stock is less than 75% of the reference price, we may redeem the series C convertible redeemable preferred stock for cash at a premium equal to 115% of the liquidation preference during the first year after issuance, 130% during the second year, 145% during the third year, 160% during the fourth year.

     On March 7, 2001, we issued 32,000 shares of our series A convertible redeemable preferred stock to Ceramco in connection with our acquisition of InfoSoft. The aggregate consideration to be paid in connection with this acquisition was approximately $32.0 million. This issuance was exempt pursuant to Section 4(2) of the Securities Act. The terms of conversion of the series A convertible redeemable preferred stock are as follows:

     - at any time prior to the fourth anniversary date of the issuance of the series A convertible redeemable preferred stock, holders of the series A convertible redeemable preferred stock will have the right, at such holders' option, to convert all or a portion of their series A convertible redeemable preferred stock into shares of our common stock based upon a conversion price that, assuming all shares were converted, would result in the issuance of approximately 9.8% of our outstanding common stock at the time of the distribution;

     - at any time between the fourth and fifth anniversary dates of the issuance of the series A convertible redeemable preferred stock, holders of the series A convertible redeemable preferred stock will have the right, at such holders' option, to convert all or a portion of their series A convertible redeemable preferred stock into shares of common stock at the conversion price equal to the average of the closing price of our common stock during the 30 trading days prior to the conversion, unless we elect to redeem such shares based on such average closing price, plus all accrued and unpaid dividends; and

     - the shares of series A convertible redeemable preferred stock are subject to automatic conversion if the closing price for 20 consecutive trading days exceeds 175% of the conversion price then applicable.

DIVIDEND POLICIES

     Our dividend policy is set by our board of directors. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, our credit facility with FINOVA prohibits payment of dividends on our common stock.

     Holders of series A convertible redeemable preferred stock will be entitled to receive cumulative dividends of 6.5% payable in cash or shares of our common stock when and if declared by our board of directors and will also share on an as-converted basis with the holders of our common stock in any dividends declared on our common stock. Unpaid dividends on the series A convertible redeemable preferred stock will accrue whether or not they have been declared.

     Holders of series C convertible redeemable preferred stock will not be entitled to cumulative dividends other than upon liquidation. Our board of directors must pay accrued and unpaid dividends to the holders of our series C convertible redeemable preferred stock before any dividends are paid to the holders of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the related notes appearing elsewhere in this annual report. The statement of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet data as of December 31, 2000 and 1999 are derived from, and qualified by reference to, the financial statements included elsewhere in this annual report that have been audited by BDO Seidman, LLP, PracticeWorks' independent certified public accountants. The statement of operations data for the eleven months ended December 31, 1997 and the balance sheet data as of December 31, 1998 are derived from, and qualified by reference to, the financial statements audited by BDO Seidman, LLP, not included in this annual report. The information as of December 31, 1997 and January 31, 1997 and for the year ended January 31, 1997 is unaudited. Our subscription based revenue model is different than the one we have used historically and we are currently developing new applications and services we have not historically offered. Therefore, the financial information included in this section may not be indicative of our future results of operations, financial position and cash flows. In addition, this financial information may not reflect the financial results we would have achieved if we had been a separate stand-alone entity during these periods.

     The financial statements for all periods presented give retroactive effect to poolings of interests treatment for five acquisitions completed during 1999 attributed to us by InfoCure and include the results of operations for all purchase acquisitions attributed to us by InfoCure from the respective acquisition date.

                                                                           ELEVEN MONTHS
                                             YEAR ENDED DECEMBER 31,           ENDED       YEAR ENDED
                                          ------------------------------   DECEMBER 31,    JANUARY 31,
                                          2000(1)    1999(2)    1998(3)       1997(4)         1997
                                          --------   --------   --------   -------------   -----------
                                                                                           (UNAUDITED)
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Systems and software..................  $ 11,483   $ 34,325   $ 27,825      $13,961        $ 7,726
  Maintenance, support and services.....    28,532     20,266     15,662        7,523         11,919
                                          --------   --------   --------      -------        -------
          Total revenue.................    40,015     54,591     43,487       21,484         19,645
                                          --------   --------   --------      -------        -------

Operating expense:
  Hardware and other items purchased for
     resale.............................     5,337      9,654      9,726        3,722          6,334
  Selling, general and administrative
     (excluding compensatory stock
     awards and certain other
     non-recurring charges).............    38,895     28,666     21,061       11,703          9,394
  Research and development..............     3,481      4,185      3,537        3,267          1,924
  Depreciation and amortization.........    17,250      3,284      2,272          551            283
  Restructuring(5)......................     3,869        940      1,031        6,463             --
  Impairment and other non-recurring
     charges(5).........................     3,541        874         --           --             --
  Merger costs..........................        --        659         69           --             --
  Compensatory stock awards.............        --        428      6,447           14             --
  Gain on disposal of fixed assets......      (636)        --         --           --             --
                                          --------   --------   --------      -------        -------
          Total operating expense.......    71,737     48,690     44,143       25,720         17,935
                                          --------   --------   --------      -------        -------
Operating (loss) income.................   (31,722)     5,901       (656)      (4,236)         1,710
Interest expense and other, net.........     2,117      1,335        966          198            182
                                          --------   --------   --------      -------        -------
(Loss) income before income taxes and
  extraordinary item....................   (33,839)     4,566     (1,622)      (4,434)         1,528

                                                                           ELEVEN MONTHS
                                             YEAR ENDED DECEMBER 31,           ENDED       YEAR ENDED
                                          ------------------------------   DECEMBER 31,    JANUARY 31,
                                          2000(1)    1999(2)    1998(3)       1997(4)         1997
                                          --------   --------   --------   -------------   -----------
                                                                                           (UNAUDITED)
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
(Benefit) provision for income taxes....    (4,399)     2,186        873         (171)           (26)
                                          --------   --------   --------      -------        -------
(Loss) income before extraordinary
  item..................................   (29,440)     2,380     (2,495)      (4,263)         1,554
Extraordinary item, net of income
  taxes.................................        --        (72)        --           --             --
                                          --------   --------   --------      -------        -------
          Net (loss) income.............  ($29,440)  $  2,308   ($ 2,495)     ($4,263)       $ 1,554
                                          ========   ========   ========      =======        =======
Per share data:
Basic and diluted:
  (Loss) income before extraordinary
     item...............................  ($  3.51)  $   0.34   ($  0.52)     ($ 1.10)       $  1.13
  Extraordinary item, net of tax........        --       0.01         --           --             --
                                          --------   --------   --------      -------        -------
Net (loss) income.......................  ($  3.51)  $   0.33   ($  0.52)     ($ 1.10)       $  1.13
                                          ========   ========   ========      =======        =======
Other Data (in thousands):
  EBITDA, as adjusted(6)................  ($ 7,698)  $ 12,086   $  9,163      $ 2,792        $ 1,993
Cash flow from:
  Operating activities..................    (8,603)     5,814      2,258        3,016         (8,341)
  Investing activities..................   (26,970)   (10,276)   (15,575)      (5,730)           484
  Financing activities..................    37,015      5,356     14,209        2,817         15,357

                                                          AS OF DECEMBER 31,                AS OF
                                                 -------------------------------------   JANUARY 31,
                                                  2000      1999      1998      1997        1997
                                                 -------   -------   -------   -------   -----------
                                                                                    (UNAUDITED)
                                                                   (IN THOUSANDS)
Consolidated balance sheet data:
  Cash and cash equivalents....................  $ 3,979   $ 2,527   $ 1,633   $   741     $  638
  Working capital..............................   (3,172)   (1,190)   (1,034)   (3,598)     1,337
  Total assets.................................   68,522    57,842    37,098    14,434      3,659
  Long-term debt, less current portion.........   20,239     9,614    14,769     4,405        351
  Net divisional equity........................   29,829    32,419    10,800       983      1,229

- ---------------

(1) During the year ended December 31, 2000, InfoCure acquired six companies attributed to PracticeWorks in transactions accounted for as purchases.
(2) During 1999, InfoCure acquired four companies attributed to PracticeWorks in transactions accounted for as purchases.
(3) During 1998, InfoCure acquired one company attributed to PracticeWorks in a transaction accounted for as a purchase.
(4) InfoCure changed its fiscal year end from January 31 to December 31 effective February 1, 1997. Accordingly, the 1997 fiscal period is comprised of eleven months. During 1997, InfoCure acquired two companies attributed to PracticeWorks in transactions accounted for as purchases.
(5) On August 1, 2000, we announced our 2000 restructuring plan which included the termination of 145 employees resulting in severance and other termination benefits of $1.7 million, and the closure and consolidation of 11 facilities resulting in facility closure costs and other charges of $1.3 million. For the year ended December 31, 2000, restructuring also included $816,000 related to the 1999 plan. Impairment and other non-recurring charges consisted of impairment charges of approximately $500,000 for asset write-downs and a write-down of inventory of $1.5 million related to our decision to discontinue selling hardware and hardware support in certain of our business lines in connection with our new hardware agreement with Dell Computer Corporation. In addition, we incurred approximately $1.4 million in charges related to the distribution consisting principally of professional service fees. During the year ended December 31, 1999, restructuring consisted of contingent consideration related to acquired companies whose products were discontinued of $700,000, charges for asset write-downs of $97,000, facility closure costs of $95,000 and severance and other termination benefits of $48,000. An additional $816,000 of costs related to the 1999 restructuring were recorded in 2000. These costs consisted primarily of termination and other severance costs for employee terminations determined in 1999 but for whom the details were not communicated until 2000. During the year ended December 31, 1999, impairment and other non-recurring charges consisted of a write-off of capitalized software costs of $874,000. During the year ended December 31, 1998, restructuring consisted of contingent consideration related to acquired companies whose products were discontinued of $750,000 and severance and other termination benefits of $281,000. During the eleven months ended December 31, 1997, restructuring consisted of the write-off of goodwill of $3.5 million, contingent consideration of $2.2 million related to acquired companies whose products were discontinued, facility closure costs of $401,000, the write-off of capitalized software costs of $339,000 and other charges for asset write-downs of $90,000.
(6) EBITDA, as adjusted, represents earnings before interest, (benefit) provision for income taxes, depreciation and amortization, restructuring, impairment and other non-recurring charges, merger costs, compensatory stock awards and gain on disposal of fixed assets. We have excluded restructuring and other charges, merger costs, compensatory stock awards and gain on disposal of fixed assets from EBITDA, as adjusted, because we do not believe those costs are representative of the normal recurring nature of our operations. EBITDA, as adjusted, is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA, as adjusted, is not a measurement in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to, or more meaningful than, net
    (loss) income as a measure of our profitability or cash flows as a measure of our liquidity. All companies do not calculate EBITDA, as adjusted, in the same manner. Accordingly, our EBITDA, as adjusted, may not be comparable with that of other companies. We have included information concerning EBITDA, as adjusted, because management believes EBITDA, as adjusted, provides a useful measure of our performance. You should note, however, that the items excluded from EBITDA, as adjusted, are significant components in understanding and assessing our performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the accompanying financial statements and related notes included elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

OVERVIEW

     We are an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of December 31, 2000, we had an installed base of approximately 35,000 providers, including 27,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States. Including the recent InfoSoft acquisition, our installed base worldwide is approximately 61,000 providers.

     For all of the periods presented in this annual report, we operated as part of InfoCure Corporation ("InfoCure"). On March 5, 2001, InfoCure completed the distribution of all of the outstanding shares of PracticeWorks, Inc. common stock to its stockholders. InfoCure currently owns none of our outstanding common stock.

     A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, InfoCure completed 18 acquisitions that were attributed to us in the distribution. Additionally, we completed the acquisition of InfoSoft in the first quarter of 2001. We anticipate closing the acquisition of Medical Dynamics in the second quarter of 2001. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable. Of the 18 acquisitions, the five companies listed below (the "1999 Pooled Companies") were acquired in transactions accounted for as poolings of interests during the year ended December 31, 1999. These mergers provided for the exchange of substantially all of the outstanding equity interests of such companies for shares of InfoCure's common stock.

                                                              SHARES OF INFOCURE
                                                                 COMMON STOCK
COMPANY                                                             ISSUED
- -------                                                       ------------------
OMSystems, Inc..............................................      2,287,998
Ardsley, M.I.S., Inc........................................        209,016
Kevin Kozlowski, Inc., d/b/a Human Touch Software...........        255,247
Unident Corporation.........................................        357,796
InfoLogic, Inc..............................................        102,096

     Because these acquisitions were accounted for as poolings of interests, the financial statements included in this annual report have been retroactively restated to reflect them. As a result, the financial position, results of operations and cash flows are presented as if the 1999 Pooled Companies had been included for all periods presented. See notes to the financial statements. Of the 18 acquisitions, InfoCure acquired six dental practice management companies that were accounted for as purchases during the year ended December 31, 2000. The aggregate consideration for these acquisitions was $13.4 million in cash and $2.4 million in InfoCure common stock. Goodwill of approximately $15.7 million was recorded for these transactions and will be amortized over an estimated useful life of three years.

     On March 7, 2001, PracticeWorks acquired SoftDent, LLC, or InfoSoft, the practice management software subsidiary of Ceramco, Inc., a wholly owned subsidiary of DENTSPLY, International, Inc. ("DENTSPLY"). In connection with this acquisition, we issued 32,000 shares of our series A convertible redeemable preferred stock having a stated redemption value of $32.0 million. The holder can redeem the preferred stock for $32.0 million after five years. The shares of series A convertible redeemable preferred stock are convertible into approximately 9.8% of our outstanding common stock at the time of the distribution. The purchase price will be allocated based on estimated fair values to tangible assets, developed technology and total liabilities assumed. We expect to record goodwill of approximately $16 million to $18 million, inclusive of approximately $500,000 in estimated transaction costs, which will be amortized over three years. The fair value of the transaction, net of an estimated $11.0 million discount on the series A convertible redeemable preferred stock consideration, is approximately $21.5 million including estimated transaction costs. The $11.0 million discount will be recognized over the five-year redemption period as an accretive dividend.

     In connection with the distribution, PracticeWorks assumed all of InfoCure's obligations under the Medical Dynamics merger agreement except for InfoCure's obligation to issue a specified number of shares of InfoCure common stock. In connection with the proposed acquisition, each Medical Dynamics shareholder of greater than 100 shares of Medical Dynamics common stock will receive 0.017183 shares of PracticeWorks common stock, 0.07558 shares of PracticeWorks series B convertible redeemable preferred stock and 0.06873 shares of InfoCure common stock in exchange for each share of Medical Dynamics common stock outstanding on a fully diluted basis on the date of the merger. Each holder of 100 or fewer shares of Medical Dynamics common stock will receive $0.75 in cash for each share of Medical Dynamics. Assuming 13.2 million shares of Medical Dynamics are outstanding on a fully diluted basis on the date of the acquisition, PracticeWorks will issue approximately 219,500 shares of PracticeWorks common stock and approximately 965,000 shares of PracticeWorks series B convertible redeemable preferred stock (with a stated redemption value of $5.3 million) and will pay approximately $325,000 in cash as consideration for the merger. Assuming full conversion of the PracticeWorks series B convertible redeemable preferred stock, the PracticeWorks securities to be issued in connection with the Medical Dynamics merger will represent, in the aggregate, less than 2% of PracticeWorks' common stock at the time of the distribution. InfoCure will issue approximately 878,000 shares of its common stock as a portion of the consideration for the merger. The consideration for Medical Dynamics will be $4.3 million in PracticeWorks and InfoCure common stock, $5.3 million in

PracticeWorks series B convertible redeemable preferred stock and $325,000 in cash. The total consideration is approximately $9.2 million, including $300,000 in estimated transaction costs, $500,000 estimated value assigned to stock options being assumed and after giving effect to a $1.5 million discount applied to reduce the series B convertible redeemable preferred stock to approximate fair value. The purchase price will be allocated based on fair values of tangible assets and total liabilities assumed. We expect to record goodwill of $10 million to $12 million which will be amortized over three years. The $1.5 million discount will be recognized over the five-year redemption period as an accretive dividend. The Medical Dynamics acquisition is expected to close during the second quarter of 2001.

     During the year ended December 31, 2000, revenue from licensing new software products and software upgrades represented approximately 29.0% of our total revenue, which included reselling hardware components in connection with a portion of our software sales of approximately 10.0% of total revenue. During the year ended December 31, 2000, approximately 71.0% of our total revenue was recurring in nature and included approximately 56.0% of total revenue in support and services and approximately 10.0% of total revenue in EDI services with customers and third-party clearinghouses.

     We base our revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Revenue from software sales is recognized upon shipment in instances where we have evidence of a contract, the fee charged is fixed and determinable and collection is probable. Revenue from hardware sales is recognized upon product shipment. Revenue from support and maintenance contracts, which are typically one year in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

     Depreciation and amortization expense results primarily from the amortization of goodwill, which represents the excess of the consideration we paid over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. As of December 31, 2000, our balance sheet included goodwill, net of accumulated amortization, of $33.6 million. Since the fourth quarter of 1999, goodwill has been amortized over its estimated useful life of three years. Goodwill had previously been amortized over 15 years, which was derived primarily from our historical experience with the length of our customer relationships. In the fourth quarter of 1999, management responded to external changes in the business environment by making significant changes to our strategic business model and product strategy. As a result, management determined that the estimated useful life of goodwill should be shortened substantially to be more reflective of the impact of these changes, the current rate of technological change and competitive conditions within the marketplace. The three-year life is based, in part, on the term of our new subscription agreement. This change in accounting estimate is applied prospectively from the fourth quarter of 1999 and increased 1999 amortization expense by approximately $600,000. As of December 31, 2000, future amortization expense related to goodwill (excluding subsequent acquisitions) is estimated to total approximately $16.5 million per year.

     Depreciation and amortization expense also includes depreciation of property and equipment and amortization of software development costs. Property and equipment are assigned depreciable lives ranging from three to 40 years. Software development costs are expensed until technological feasibility is achieved. Costs incurred after achievement of technological feasibility and before general release are capitalized and amortized, generally over a four-year life. Costs incurred after general release are expensed as incurred. As discussed below, during the fourth quarter of 1999, we adopted a new product strategy involving the development of ASP applications and other Internet-based applications and services. Additionally, in connection with restructuring the businesses of recently acquired companies, we decided to modify future product offerings. As a result of these decisions, we recorded an impairment charge of approximately $874,000 in the fourth quarter of 1999 representing the write-off of the carrying value of certain software development costs.

CHANGE IN PRODUCT STRATEGY AND BUSINESS MODEL

     In the fourth quarter of 1999, we decided to transition to a subscription pricing model and commenced development of practice management applications that may be delivered through an ASP delivery model and other Internet-based applications and services.

     Following these decisions, in the second quarter of 2000 we began offering substantially all of our products and services on a subscription basis. Under this subscription pricing model, customers pay a fixed, monthly fee for use of our practice management applications and maintenance and support services. The subscription fee for each customer is based upon the practice specialty and the number of authorized system users. This represents a change in our historical pricing model in which customers were charged an initial licensing fee for use of practice management products and were charged for continuing maintenance and support. As a result of the transition to a subscription pricing model, we have experienced a decline in one-time revenue from software license fees and hardware sales, which we expect to be replaced over time by monthly subscription fees. In addition, as we convert existing customers to our new subscription contracts, the recurring support revenue from our installed customer base will gradually decline and will be replaced by increasing monthly subscription fee revenue. We expect the percentage of our revenue that is recurring in nature to increase substantially as a result of this change.

     Under our subscription pricing model, as with our historical pricing model, we will charge our customers transaction fees, on a per-transaction basis, for the use of our EDI services.

     Our existing practice management applications are installed either on servers or personal computers located in the provider's office. We are developing ASP applications, which will be remotely hosted on a central server which our customers will access through a standard Internet browser. We expect to release an ASP application for use by dentists in the United States during the second quarter of 2001 and to release ASP applications for orthodontists and oral and maxillofacial surgeons by the fourth quarter of 2001. Although our initial ASP applications will contain the basic functionality required to manage a dentist's office, they will not offer the full functionality of our core products. Following the release of these applications, we will offer customers a choice between our most advanced existing applications and our ASP applications. We expect to provide full functionality consistent with our existing products for our ASP applications in the dental market in the fourth quarter of 2001 and in the orthodontic and oral and maxillofacial markets in the third quarter of 2002.

     In addition, we have developed the PracticeWorks Exchange, an e-commerce application that enables convenient, online purchasing of dental, orthodontic and office supplies and promotional materials offered by companies with which we have business relationships. The PracticeWorks Exchange features an electronic catalogue of the supplies offered by our e-commerce suppliers. Customers can create orders by selecting products from this catalogue, and the PracticeWorks Exchange sends the order to be fulfilled by one of our e-commerce suppliers. The PracticeWorks Exchange also offers an inventory management function which can automatically generate practice-specific supply orders for orthodontic supplies based on the pre-determined needs of the practice. We currently offer the PracticeWorks Exchange only to our orthodontic customers. Because the PracticeWorks Exchange was released on a limited basis in May 2000, the aggregate revenue generated by the PracticeWorks Exchange for the year ended December 31, 2000 was nominal. We currently have three business relationships which relate to the PracticeWorks Exchange. Two of these current business relationships benefit our customers by providing discounted supplies and services to our customers. These two relationships also generate revenue for us in the form of royalty payments or rebates. These rebates and royalties payable to us generally range from 5.0% to 10.0% of sales generated through the PracticeWorks Exchange. Our other current business relationship with a distributor benefits our customers by providing a vehicle by which customer orders for supplies are fulfilled and shipped at a discount to our customers. Pursuant to this business relationship, we generate revenue based on the sale of each product effected through our supplier and net income based on the margin between the amount we charge our customers and the cost of these products purchased from our distributor. Further, our product costs are discounted as specific sales levels are reached. The revenue we recognize through our relationship with our distributor is based on the sales volume of products purchased through the distributor by our customers. We are developing additional business relationships to facilitate online ordering of dental supplies, which will allow us to begin offering the PracticeWorks Exchange in the dental and oral and maxillofacial surgery markets.

     We cannot currently predict when the PracticeWorks Exchange will be available in the dental and oral and maxillofacial surgery markets, as this is dependent on our establishing business relationships with suppliers in these industries. We expect to derive increasing revenue from e-commerce transactions utilizing the PracticeWorks Exchange. We are also developing an Internet portal which will provide access to our ASP applications, enable secure communication between patients and providers, feature healthcare content relevant to the markets we serve and provide access to additional online services. Further, we intend to develop business relationships to enable us to design custom websites for our customers, enabling them to utilize the Internet to provide information about their practices and market their services.

     We began the implementation of these changes in our pricing model and product strategy during the year ended December 31, 2000. During the three months ended March 31, 2000, we formalized our sales approach relating to our new pricing model and ASP applications and developed new marketing materials. In addition, during the year ended December 31, 2000, we completed company-wide training and education related to our subscription pricing model for our sales and support staffs. Because these training initiatives were ongoing throughout the year ended December 31, 2000, we had a reduced sales effort from that of comparable periods.

     We also believe that the overall reduction in our sales was partially due to purchases customers made in 1999 to prepare for Year 2000 computer issues. These factors impacted our results for the year ended December 31, 2000 compared to the year ended December 31, 1999. In addition, because of the changes in our pricing model and product offerings, we do not believe our historical financial results are representative of future results.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     The 2000 Plan. In July 2000, we completed a comprehensive assessment of infrastructure requirements including personnel, facilities and other resources for PracticeWorks. As a result of the integration efforts required for the recent acquisitions and the assessment of infrastructure requirements to execute our new product strategy and subscription pricing model, management adopted a significant initiative to restructure PracticeWorks. On August 1, 2000, we announced the plan of restructuring which included the consolidation and closing of approximately 11 facilities and the reduction of approximately 145 employees.

In the third and fourth quarters of 2000, we recorded non-recurring charges of approximately $3.0 million related to the restructuring. The components of the charges are $1.7 million related to severance and other termination costs and $1.3 million related to facility closure and consolidation costs, including cancellation of leases and other contracts. The restructuring was completed during the fourth quarter of 2000. Beginning in the first quarter of 2001 the restructuring is expected to reduce annual operating expenses by approximately $8.0 million to $9.0 million.

     In addition to the restructuring, we also incurred approximately $3.5 million for impairment and other non-recurring charges including impairment charges related to asset write-downs of approximately $500,000 for assets and $1.5 million for inventory and $1.4 million in charges related to the distribution, consisting principally of professional fees. We expect to incur an additional $1.6 million in charges related to the distribution in the first quarter of 2001, consisting principally of professional fees and printing costs.

     The inventory write-down described above related to our decision to discontinue selling hardware and hardware support in certain of our business lines in connection with our new hardware agreement with Dell Computer Corporation. Under our historical business model, combined sales of hardware and hardware support comprised approximately 15.0% of total historical revenues. However, the costs of hardware purchased for resale, the direct costs associated with hardware support and the estimated overhead associated with these activities typically aggregated approximately 85.0% to 95.0% of the related revenue. Accordingly, the gross margin on the sales of hardware and hardware maintenance ranged from 5.0% to 15.0%. Our new business model attempts to minimize activities that make such small gross margin contributions and instead focuses on building recurring revenues from subscription-based use of our applications.

     Under our new agreement with Dell, entered into on August 1, 2000, our customers will obtain hardware and related support for Windows-Intel platform products directly from Dell at a 5.0% to 10.0% discount to market prices. In exchange for access to our customers and our assistance in coordinating the referrals, we will receive a marketing fee. An additional benefit of the Dell agreement is the elimination of the substantial capital requirement which would have been needed to provide hardware under our subscription pricing model.

     In comparison to our historical business model, the decision to exit hardware sales and related support activities would have reduced total revenues by approximately $4.0 million based on 2000 revenues. Operating expenses for 2000 would have been reduced by an estimated $3.0 million to $3.5 million with a corresponding reduction in operating income for 2000 of between approximately $500,000 and $1.0 million. However, this reduction would have been substantially mitigated by the fees available under the terms of the Dell marketing agreement.

     The validity of this comparison, in management's opinion, is not directly relevant to future trends. As compared to our historical business model, our subscription pricing model contemplates that revenues from traditional sales of licenses and hardware would decline and be replaced by revenues from subscription fees. While this decline will be somewhat accentuated by our decision to exit certain hardware and related support activities, we believe that the effect on operating income will be essentially neutral as the previous margins from such activities are replaced by a combination of the marketing fee and anticipated reductions in indirect costs. Further, cash flows will be positively impacted by the significant reduction in capital expenditures which would have been otherwise required to effectively finance customers' purchases.

     The 1999 Plan. In the fourth quarter of 1999, InfoCure decided to restructure its business into a medical division and a dental division. The dental division formed in this restructuring constitutes the business that was transferred to PracticeWorks in the distribution. At the time of the restructuring, we decided to transition to subscription pricing and to commence development of ASP applications and other Internet-based applications and services. Management committed to a plan of restructuring and reorganization in connection with the establishment of the dental division and these changes in our pricing model and product strategy. This restructuring plan, which was substantially completed in the second quarter of 2000, included consolidating facilities, eliminating staffing redundancies and repositioning PracticeWorks to capitalize on the change in our pricing model and product strategy. In the fourth quarter of 1999, we recorded approximately $940,000 in restructuring in connection with this plan. The components of these charges are:

     - $700,000 reflecting contingent consideration deemed payable to former stockholders of entities whose products were discontinued as part of the restructuring;

     - $97,000 representing other asset write-downs and costs;

     - $95,000 representing facility closure and consolidation costs, including cancellation of leases and other contracts; and

     - $48,000 representing incremental costs associated with completion of discontinued customer contracts.

     In connection with the 1998 restructuring, we recorded an impairment charge of $874,000 representing the carrying value of software development costs, the estimated useful life of which was considered minimal based on changes to our product strategy.

     Additional charges related to the 1999 plan were recorded in 2000 primarily to provide for costs associated with staffing reductions and other asset write-downs. These personnel changes were finalized and communicated in the first quarter of 2000. Accordingly, compensation costs, including severance and other termination benefits, and asset write-downs aggregating $816,000 were recorded in 2000.

     The 1997 Plan. In 1997, we adopted a plan to restructure our operations by consolidating existing facilities and acquired operations. In connection with the restructuring plan, which was substantially completed in the second quarter of 1998, we recorded restructuring and other charges totaling $6.5 million in the fourth quarter of 1997 and $1.0 million in the first six months of 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------   ------
Revenue:
  Systems and software......................................   28.7%     62.9%    64.0%
  Maintenance, support and services.........................   71.3      37.1     36.0
                                                              -----     -----    -----
          Total revenue.....................................  100.0     100.0    100.0
                                                              -----     -----    -----
Operating expenses:
  Hardware and other items purchased for resale.............   13.3      17.7     22.4
  Selling, general and administrative (excluding
     compensatory stock awards).............................   97.2      52.5     48.4
  Research and development..................................    8.7       7.7      8.1
  Depreciation and amortization.............................   43.1       6.0      5.2
  Restructuring.............................................    9.7       1.7      2.4
  Impairment and other non-recurring charges................    8.8       1.6       --
  Merger costs..............................................     --       1.2      0.2
  Compensatory stock awards.................................     --       0.8     14.8
  Gain on disposal of fixed assets..........................   (1.6)       --       --
                                                              -----     -----    -----
          Total operating expense...........................  179.2      89.2    101.5
                                                              -----     -----    -----
Operating (loss) income.....................................  (79.2)     10.8     (1.5)
Interest expense and other, net.............................    5.3       2.4      2.2
                                                              -----     -----    -----
(Loss) income before income taxes and extraordinary item....  (84.5)      8.4     (3.7)
(Benefit) provision for income taxes........................  (11.0)      4.0      2.0
                                                              -----     -----    -----
          Net (loss) income before extraordinary item.......  (73.5)%    4.4%     (5.7)%
                                                              =====     =====    =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue. Total revenue for the year ended December 31, 2000 decreased $14.6 million, or 26.7%, to $40.0 million from $54.6 million for the year ended December 31, 1999. For the year ended December 31, 2000, systems and software revenue decreased $22.8 million, or 66.5%, to $11.5 million from $34.3 million in the year ended December 31, 1999. These decreases are the result of lower unit sales in the current period due to our transition to a subscription pricing model and the result of some customers preparing during 1999 for any potential Year 2000 computer issues. Maintenance, support and service revenue for the year ended December 31, 2000 increased $8.2 million, or 40.4%, to $28.5 million from $20.3 million for the year ended December 31, 1999. These increases are primarily due to additional revenue of approximately $5.2 million generated by acquisitions made in December 1999 and March and April 2000. The increase also includes an increase in EDI revenue of $3.1 million for the year ended December 31, 2000, resulting from an increase in the number of practices using this service, and to a much lesser extent, revenue related to new subscription contracts.

     Hardware and Other Items Purchased for Resale. For the year ended December 31, 2000, hardware and other items purchased for resale was $5.3 million, or 13.3% of total revenue compared to $9.7 million, or 17.7% of total revenue, for the year ended December 31, 1999. These changes as a percentage of revenue reflect the increase in higher margin EDI transactions and software maintenance contracts and a decrease in lower margin hardware sales. We expect to continue to experience decreasing hardware sales in light of our agreement announced with Dell Computer Corporation.

     Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits (excluding compensatory stock awards), product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expenses exclude research and development, depreciation and amortization, restructuring and other non-recurring charges. SG&A expense increased $10.2 million, or 35.5%, to $38.9 million for the year ended December 31, 2000, from $28.7 million for the year ended December 31, 1999. Of this amount, approximately $8.0 million was related to the SG&A costs of the acquisitions made in December 1999 and the 2000 acquisitions. We incurred marketing expenses related to the new subscription pricing model of approximately $300,000. Legal and professional fees increased approximately $570,000 due to costs related to potential acquisitions and other transactions that were not completed. During the third quarter of 2000 we also increased the allowance for doubtful accounts by approximately $400,000. The basis for this additional provision was derived from our analysis of the negative effects on current collection experience as a result of closing and consolidating offices and reducing staff in conjunction with having implemented the 2000 Restructuring Plan.

     Research and Development. Research and development expense decreased to $3.5 million for the year ended December 31, 2000 from $4.2 million for the year ended December 31, 1999. This decrease is primarily due to an increase in software development costs eligible for capitalization related to products we will be offering in the future and a decrease in the costs related to products that will be discontinued in the future. For the year ended December 31, 2000, $835,000 was capitalized related to software development costs.

     Depreciation and Amortization. Depreciation and amortization expense increased $14.0 million, to $17.3 million for the year ended December 31, 2000, from $3.3 million for the year ended December 31, 1999. This increase in depreciation and amortization expense is primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999 and also to acquisitions completed during the fourth quarter of 1999 and during 2000.

     Restructuring. On August 1, 2000, we announced our intention to terminate approximately 145 employees and to close or consolidate 11 facilities as part of our 2000 restructuring plan. As a result, in the third and fourth quarter of 2000 we incurred costs of $1.7 million related to severance and other termination benefits and facility closure costs and other charges of $1.3 million. For the year ended December 31, 2000, restructuring also includes $816,000 consisting primarily of severance and other termination costs, concluding the 1999 plan.

     Impairment and Other Nonrecurring Charges. During the year ended December 31, 2000 we recorded impairment and other non-recurring charges of approximately $3.5 million. Of this amount, $500,000 related to fixed assets which are being disposed of as a result of our decision to consolidate our office locations and $1.5 million related to our decision to discontinue hardware sales and support for certain of our business lines in connection with our new hardware agreement with Dell Computer Corporation. We also incurred costs of $1.4 million related to the distribution of PracticeWorks, consisting principally of professional service fees.

     Interest Expense and Other, Net. Interest expense and other, net increased $782,000 to $2.1 million for the year ended December 31, 2000, from $1.3 million for the year ended December 31, 1999. This increase relates to increases in the amount of the outstanding balances under our credit facility and other debt agreements.

     (Benefit) Provision for Income Taxes. The provision for income taxes was a net benefit of $4.4 million for the year ended December 31, 2000 compared to a net expense of $2.2 million for the year ended December 31, 1999. The change is due to the generation of net operating losses for the year ended December 31, 2000 versus net operating income for the year ended December 31, 1999. The effective income tax rate for the year ended December 31, 2000 was (13.0%) versus 47.9% for the year ended December 31, 1999. The decrease in the effective income tax rate is a result of accelerated non-deductible goodwill amortization as well as recognition of a valuation allowance for net operating losses generated by PracticeWorks prior to the Distribution which will remain with InfoCure upon the Distribution. The variances from the federal statutory rate are due to the effect of non-deductible goodwill amortization, state taxes and the recognition of the valuation allowance noted above.

     We reported net deferred tax assets of $5.2 million in our financial statements as of December 31, 2000, related to differences between the book and tax basis of our assets. Management has assessed the Division's past financial history, when adjusted for non-recurring items such as restructuring charges, as well as the Division's sales backlog, and budgeted sales and believes that it is more likely than not that the Division will generate taxable income within the next three to five years more than sufficient to realize the tax benefits associated with future deductible temporary differences.

     Net (Loss) Income. As a result of the above factors, our net loss for the year ended December 31, 2000 was $(29.4) million compared to net income of $2.3 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total Revenue. Total revenue for the year ended December 31, 1999 increased $11.1 million, or 25.5%, to $54.6 million from $43.5 million for the year ended December 31, 1998. The acquisitions of the 1999 Pooled Companies, which are accounted for as pooling of interests, are reflected retroactively for all periods presented. Systems and software revenue increased $6.5 million, or 23.4%, to $34.3 million for the year ended December 31, 1999 from $27.8 million for the year ended December 31, 1998. Maintenance, support, and service revenue increased $4.6 million, or 29.3%, to $20.3 million for the year ended December 31, 1999 from $15.7 million for the year ended December 31, 1998. These revenue increases primarily reflect overall volume growth in the business of $10.5 million, including customer purchases made in preparation for year 2000 computer issues, and, to a lesser extent, acquisitions during the fourth quarter of 1999.

     Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale was $9.7 million for both the years ended December 31, 1999 and 1998. For the year ended December 31, 1999, hardware and other items purchased for resale as a percentage of total revenue was 17.7%, compared to 22.4%, for the year ended December 31, 1998. This decrease as a percentage of revenue is attributable primarily to a change in the mix of revenues resulting from the growth in service revenues related to EDI, which generally carries higher margins.

     Selling, General and Administrative, or SG&A. SG&A expense increased $7.6 million, or 36.0%, to $28.7 million for the year ended December 31, 1999 compared to $21.1 million for the year ended December 31, 1998. This increase reflects primarily additional marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. As a percentage of revenue, SG&A expense increased to 52.5% for the year ended December 31, 1999 from 48.4% for the year ended December 31, 1998 primarily due to the fact that the SG&A expense for the acquisition of the 1999 Pooled Companies were substantially higher in relation to their revenues than ours. Because three of these companies were acquired in December 1999, cost savings measures resulting from their integration had not yet been reflected. Further, during the fourth quarter of 1999, the allowance for doubtful accounts increased by $700,000 to more closely align the allowance with our collection experience and for the potential write-off associated with customers migrating from traditional support programs to our subscription pricing offerings.

     Research and Development. Research and development expense increased $648,000, or 18.5%, to $4.2 million for the year ended December 31, 1999 from $3.5 million for the year ended December 31, 1998. This increase was due primarily to acquisitions and the number of products that we support. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. The higher level of capitalized costs in 1999 is reflective of the state of development of a variety of projects, including new e-commerce applications. As a percentage of total revenue, research and development expense decreased to 7.7% of total revenue for the year ended December 31, 1999 from 8.1% of total revenue for the year ended December 31, 1998 due to the significant increase in revenues from acquisitions and business growth.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 43.5%, to $3.3 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. This increase was primarily due to increased expense for amortization of goodwill resulting from the addition of approximately $10.5 million of goodwill related to the 1999 acquisitions and a change in accounting estimate, which was effected in the fourth quarter of 1999, to reduce the estimated useful life of goodwill from 15 years to three years. This change in accounting estimate resulted in additional goodwill amortization of approximately $600,000 for 1999.

     Restructuring, Impairment and Other Non-Recurring Charges In the year ended December 31, 1999, we incurred $940,000 in restructuring charges and $874,000 in impairment charges associated with a restructuring plan announced in the fourth quarter of 1999. In the year ended December 31, 1998 we incurred $1.0 million of restructuring charges associated with the 1997 restructuring plan that was completed in 1998.

     Merger Costs. We incurred $659,000 in merger costs in 1999 related to the acquisitions of the 1999 Pooled Companies.

     Compensatory Stock Awards. Compensatory stock awards expense decreased $6.0 million, or 93.8%, to $428,000 for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. Compensatory stock award expense for the year ended December 31, 1999 related to the accelerated vesting of restricted stock awards to executive officers of InfoCure. The $6.4 million expense in 1998 related to contingently exercisable stock options of an acquired company. Under the terms of the purchase agreement, the value of the options became determinable in the fourth quarter of 1998, resulting in recognition of compensation expense. As a percentage of total revenue, compensatory stock awards expense decreased to 0.8% for the year ended December 31, 1999 from 14.8% for the year ended December 31, 1998.

Interest Expense and Other, Net. Interest expense and other, net increased $369,000, or 38.2%, to $1.3 million for the year ended December 31, 1999 from $966,000 for the year ended December 31, 1998. The increase relates primarily to higher average outstanding debt balances during 1999 and a higher effective interest rate resulting from the amortization of loan costs. As a percentage of total revenue, interest expense and other, net increased to 2.4% for the year ended December 31, 1999 from 2.2% for the year ended December 31, 1998.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $2.2 million for the year ended December 31, 1999, compared to $873,000 for the year ended December 31, 1998. The effective income tax rate of 47.9% for the year ended December 31, 1999 is higher than statutory rates due to state income taxes and permanent differences resulting primarily from the amortization of nondeductible goodwill. In addition, the effective tax rate for 1998 differs from the statutory tax rate due to the more significant impact of pooling of interests accounting with certain S-corporation entities that incurred no federal income taxes prior to their acquisition by InfoCure.

     Net (Loss) Income. As a result of the above factors, our net income for the year ended December 31, 1999 was $2.3 million compared to net loss of $(2.5) million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund:

     - acquisitions;

     - working capital;

     - capital expenditures for furniture, fixtures and equipment; and

     - capitalized software development costs.

     Historically, InfoCure has managed cash on a centralized basis. Cash receipts associated with our business have largely been retained by InfoCure which has provided funds to cover our disbursements for operating activities, capital expenditures and acquisitions. The cash balances reported by us at December 31, 2000, and 1999 are based on the results of our operations and the net cash resulting from intercompany transfers between InfoCure and us. The investing and financing activities discussed below were funded as a result of activities entered into by InfoCure and relating to our operations. The long-term debt amounts reported by us are based on long-term debt that InfoCure incurred to acquire businesses and other assets that were transferred to us in connection with the distribution.

     During the year ended December 31, 2000, we used $8.6 million of net cash in operating activities primarily relating to (1) a net loss of $29.4 million, offset by the net effect of non-cash charges and credits of $17.3 million in depreciation and amortization and $3.6 million in restructuring and other charges and the non-cash benefit of $4.4 million associated with deferred taxes,
(2) increase of accounts payable and accrued liabilities of approximately $2.6 million and (3) an increase in deferred revenue and customer deposits of $2.3 million. The net use of cash flow from operations is due primarily to the impact of the ongoing transition to subscription-based pricing and customers making purchases in 1999 to prepare for potential Year 2000 issues.

     During the year ended December 31, 1999, we generated $5.8 million of net cash from operating activities primarily relating to net income of $2.3 million, $3.3 million of non-cash charges for depreciation and amortization and restructuring and other charges, and offset by a $3.2 million increase in accounts receivable. During the year ended December 31, 1998, we generated $2.3 million of net cash from operating activities primarily relating to (1) a net loss of $2.5 million, offset by the net effect of non-cash charges of $6.4 million in stock based compensation, $2.3 million in depreciation and amortization and $1.0 million in restructuring and other charges and the non-cash reduction of $700,000 associated with deferred taxes, (2) payment of accounts payable and accrued expenses of approximately $3.5 million, (3) an increase in accounts receivable of $3.1 million, and (4) an increase in deferred revenue and customer deposits of $2.3 million.

     During the year ended December 31, 2000, net cash used in investing activities was $27.0 million, primarily representing cash used for acquisitions and related expenditures of $13.4 million, additional purchase price consideration of $4.4 million, $3.6 million of capital expenditures, $3.7 million of cash paid for other intangibles, and $1.1 million of cash advances to Medical Dynamics. During the year ended December 31, 1999, net cash used in investing activities was $10.3 million, consisting primarily of cash used for acquisitions of $8.3 million. During the year ended December 31, 1998, net cash used in investing activities was $15.6 million, consisting primarily of cash used for acquisitions of $12.5 million and cash used for other intangibles of $2.3 million. We expect to incur capital expenditures of $1.0 million in 2001.

     During the year ended December 31, 2000, we generated $37.0 million of net cash from financing activities consisting primarily of borrowings attributed to us of $12.5 million from InfoCure's line of credit and $24.7 million in cash advances from InfoCure. During the year ended December 31, 1999, we generated net cash from financing activities of $5.4 million, including $8.7 million in proceeds attributed to us from borrowings under InfoCure's line of credit and $13.3 million in cash advances from InfoCure. These proceeds were principally used to retire outstanding debt previously attributed to us of $16.7 million and to fund the 1999 acquisitions. During the year ended December 31, 1998, we generated net cash from financing activities of $14.2 million, including $12.5 million in proceeds from InfoCure's line of credit attributed to us and $1.9 million in cash advances from InfoCure. These proceeds were principally used to fund the 1998 acquisitions.

     In connection with the distribution, we have entered into a credit facility with FINOVA Capital Corporation ("FINOVA") under which we will incur approximately $21.6 million of indebtedness to repay InfoCure's long-term indebtedness relating to our business. The FINOVA credit facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are quarterly tests for minimum net worth and minimum liquidity. Minimum net worth has been defined to include the three planned issuances of our convertible redeemable preferred stock. The minimum net worth requirement ranges from a high of approximately $41.8 million at the quarter ended March 31, 2001, to a low of approximately $18.1 million at the quarter ended March 31, 2002. Minimum liquidity has been defined as cash and cash equivalents, plus amounts up to $2.5 million available, but not drawn, under the Crescent equity line (discussed below). The minimum liquidity requirement is approximately $6.4 million at the quarter ended March 31, 2001 and ranges from a high of approximately $12.3 million at the quarter ended March 31, 2003, to a low of approximately $21.8 million at the quarter ended March 31, 2002. The levels for the quarterly tests for minimum net worth and liquidity have been computed based on discussions with the lender regarding our business plan. The credit facility will prohibit payment of dividends on, or redemption of, our capital stock. Amounts outstanding under the credit agreement will bear interest equal to 1.5% plus a base rate equal to the higher of the prime rate is announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The outstanding principal balance of the loan will amortize at 5.0% per quarter beginning October 1, 2001, and the entire outstanding balance under the facility will be due in full on June 30, 2003.

     In connection with the distribution, on March 6, 2001, we entered into an equity line agreement with Crescent that allows us to issue and sell and requires Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). Under this agreement, we can, from time to time at our option, issue and sell shares of our common stock with an aggregate purchase price of up to twice the average daily trading value of our common stock during the 22 trading day period immediately preceding the date of the notice to Crescent. However, in no event may we require Crescent to purchase more than $2.5 million at one time. The purchase price for shares of common stock sold to Crescent under this equity line will be 94% of the average of the lowest three consecutive bid prices during the 22 day trading period immediately preceding the applicable sale. Management does not currently believe that it will be necessary to draw any amounts under the Crescent equity line.

     In connection with the distribution, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million to Crescent in a private placement. The series C convertible redeemable preferred stock is not convertible for one year after issuance. Thereafter, the holders can convert all or a portion of the shares of series C convertible redeemable preferred stock. In no event will the holders of series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our common stock upon conversion. We will have the right to either redeem in cash at a premium or require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. The redemption premiums will increase proportionately each year from 115% of the liquidation preference during the first year after issuance of the preferred stock to 160% of the liquidation preference following the fourth anniversary year of issuance. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the series C convertible redeemable preferred stock at a redemption price equal to 175% of the liquidation preference, or $8.75 million. If the price of our common stock decreases following the distribution, we may be required to redeem the shares of series C convertible redeemable preferred stock at a significant premium in order to prevent a dilutive conversion of the series C convertible redeemable preferred stock into shares of our common stock. We may not have the necessary funds to redeem any shares of the series C convertible redeemable preferred stock, or be permitted to do so under the FINOVA credit facility.

     Once issued to the Medical Dynamics stockholders, we will be required to redeem for cash the shares of series B convertible redeemable preferred stock issuable to Medical Dynamics on the fifth anniversary of issuance. The redemption price of the series B convertible redeemable preferred stock will be equal to $5.3 million plus accrued and unpaid dividends. The holders of the shares of series A convertible redeemable preferred stock issuable to Ceramco may require the redemption in cash of their shares of series A convertible redeemable preferred stock at any time following the fifth anniversary of issuance. The redemption price of the series A convertible redeemable preferred stock is equal to $32.0 million plus accrued and unpaid dividends. We may not have the necessary funds to redeem any such shares of our convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

     At December 31, 2000, we had total cash and cash equivalents of $4.0 million and negative working capital of $3.2 million (including the effect of deferred revenue and customer deposits of $9.8 million). We expect the transition to a subscription pricing model will continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. Based on current business plans, the benefits of this transition to subscriptions begins to manifest itself in 2001 when it is anticipated that subscription fees will comprise approximately 10.0% of total revenues. We anticipate the growth in subscription fees and other revenue, coupled with the cost reductions from our 2000 restructuring, will enable us to generate positive earnings before interest, income taxes, depreciation and amortization (EBITDA) commencing in the second quarter of 2001. We also expect to incur costs of approximately $3.5 million associated with the development of our ASP applications and other new applications and services, the establishment of additional business relationships and marketing and sales expenses in connection with the introduction of new applications and services. We expect to finance these activities and future acquisitions, if any, through the $5.0 million private placement to Crescent completed in March 2001, and to a lesser extent, operations, and, if required, the Crescent equity line. There can be no assurance that additional sources of capital will be available on terms acceptable to us. We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds from other sources of financing, will be sufficient to fund our working capital requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter. However, if insufficient funds are available, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

     This section contains forward-looking statements that reflect our current assumptions and estimates of future performance, the development and timing of our release of new applications and services, and the rate of adoption of our new applications and services by new and existing customers. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of this new standard on January 1, 2001 to have an effect on our financial statements.

     The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on our financial statements.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" was issued in September 2000 to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after March 31, 2001. Adoption of this new standard is not expected to have an effect on our financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No.101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date for SAB No. 101 is September 1, 2001, however we adopted the provisions of SAB No. 101 in the first quarter of 2000 without a significant impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $20.0 million of our outstanding debt at December 31, 2000 related to long-term indebtedness under InfoCure's credit facility with FINOVA that was allocated to PracticeWorks at the time of the distribution. Amounts outstanding will bear interest equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $200,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2000. We do not trade in derivative financial instruments.

     We also conduct operations in Europe and Australia. Accordingly, we are subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar. For the year ended December 31, 2000, less than 5.0% of our total revenues were earned outside the United States and collected in the local currency and related operating expenses were also paid in such corresponding local currencies. We do not conduct any significant hedging activities.

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of divisional equity. As of December 31, 2000, we had a cumulative translation adjustment of $109,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The directors of PracticeWorks are as follows:

  Richard E. Perlman

     Richard E. Perlman, age 54, has been Chairman of the Board since our formation in August 2000. Mr. Perlman served as InfoCure's chairman and treasurer since December 1997 and as a director of InfoCure since March 1997. Mr. Perlman resigned from all positions with InfoCure upon completion of the distribution. From December 1997 until October 1998, Mr. Perlman served as InfoCure's chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

  James K. Price

     James K. Price, age 42, has been our President and Chief Executive Officer and a director since our formation in August 2000. Mr. Price was a founder of InfoCure and served as its executive vice president and secretary since its inception in November 1996. Mr. Price resigned from all positions with InfoCure upon completion of the distribution. Mr. Price served as executive vice president of American Medcare from 1996 until 1997 and was vice president from 1993 to 1995. Mr. Price co-founded International Computer Solutions and served as its executive vice president since 1994, as vice president from 1987 to 1994 and as president from 1985 to 1987. American Medcare and International Computer Solutions merged into InfoCure in July 1997. In addition, from 1991 to 1993, Mr. Price was a vice president of Newport Capital. From 1983 to 1985, Mr. Price was healthcare sales manager of Executive Business Systems, a practice management systems supplier, and from 1981 to 1983 was with Moore Business Systems. Mr. Price holds a B.A. in Marketing from the University of Georgia.

  James C. Davis, D.M.D.

     James C. Davis, D.M.D., age 53, has served as our Executive Vice President since our formation in August 2000 and was elected a director in March 2001. Dr. Davis manages our e-commerce operations. Dr. Davis served as Chairman of InfoCure's orthodontic group since February 1999. Dr. Davis resigned from all positions with InfoCure upon completion of the distribution. He has been a practicing orthodontist for the past 25 years and, in 1982, was a co-founder of OMSystems, Inc., the largest orthodontic practice management software company in North America which InfoCure bought in February 1999. Dr. Davis received a D.M.D. from the University of Alabama School of Dentistry and a Certificate of Orthodontics from the UCLA School of Dentistry. Dr. Davis previously served as president of the Georgia Association of Orthodontists.

  William A. Shutzer

     William A. Shutzer, age 53, has been a director of PracticeWorks since March 2001. Since October 2000, he has been a Managing Director of Lehman Brothers, Inc. From September 1999 until September 2000, Mr. Shutzer was a Partner in Thomas Weisel Partners, LLC. From October 1996 to the end of December 1997, he was President of Furman Seiz, Inc., and from January 1998 until September 1999, he was chairman of ING Barings LLC's Investment Banking Group. From March 1994 to October 1996, he was Executive Vice President of Furman Seiz, Inc. From September 1978 until February 1994, Mr. Shutzer was a Managing Director of Lehman Brothers and its predecessors. Mr. Shutzer is currently a director of Tiffany & Co., The Fortress Group, internet.com Corporation, and a member of the Advisory Board of E&J Gallo Winery. Mr. Shutzer received a B.A. from Harvard University and an MBA from the Harvard Graduate School of Business.

  William R. Jellison

     William R. Jellison, age 42, has been a director of PracticeWorks since March 2001. He is currently the Senior Vice President and Chief Financial Officer of DENTSPLY. He joined DENTSPLY in April of 1998 and has responsibility for worldwide Finance and Information Technology. Prior to joining DENTSPLY, Mr. Jellison had an eighteen-year career with the Donnelly Corporation where he served in a number of positions with increasing responsibilities, including Vice President of Finance, Treasurer and Corporate Controller. A Certified Management Accountant, Mr. Jellison earned his B.A. in business administration from Hope College in Michigan.

  Raymond H. Welsh

     Raymond H. Welsh, age 69, has been a director of PracticeWorks since March 2001. Prior to the distribution, he served on the Board of Directors of InfoCure Corporation. Since January 1995, Mr. Welsh has been a Senior Vice President of UBS/PaineWebber, Incorporated. Mr. Welsh is a Trustee of the University of Pennsylvania, The University of Pennsylvania Health System, and Chairman of the Medical Center and HealthSystem's Creating the Future of Medicine Campaign. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

     We currently have six directors. Our certificate of incorporation provides that the terms of office of the directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2002; Class II, whose term will expire at the annual meeting of stockholders to be held in 2003;

and Class III, whose term will expire at the annual meeting of stockholders to be held in 2004. James C. Davis and William R. Jellison are Class I directors. James K. Price and Raymond H. Welsh are Class II directors. Richard E. Perlman and William A. Shutzer are Class III directors. So long as any shares of the series A convertible redeemable preferred stock issued to Ceramco are outstanding, we will be required to have a minimum of six directors, and the holders of such series A convertible redeemable preferred stock, voting as a class, will be entitled to elect one director to our board of directors. However, such holders will not be entitled to vote with respect to the election of our remaining directors. At each annual meeting of stockholders after the initial classification or special meeting in lieu thereof, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or special meeting held in lieu thereof. This classification structure of the board of directors may have the effect of delaying or preventing changes in control or management of PracticeWorks.

     Our bylaws provide that the authorized number of directors may be changed by an amendment to the bylaws adopted by our board of directors or by the stockholders. In addition, our certificate of incorporation and our bylaws provide that, in general, vacancies on the board may be filled by a majority of directors in office, although less than a quorum.

EXECUTIVE OFFICERS

     The executive officers of PracticeWorks are as follows:

NAME                                                       POSITION
- ----                                                       --------
Richard E. Perlman.......................  Chairman of the Board of Directors
James K. Price...........................  President and Chief Executive Officer
James C. Davis...........................  Executive Vice President
James A. Cochran.........................  Senior Vice President, Secretary and
                                           Chief Financial Officer

     James A. Cochran, age 53, served as our Senior Vice President, Secretary and Chief Financial Officer since our formation in August 2000. He was InfoCure's chief financial officer since August 1999 but resigned from all positions with InfoCure upon completion of the distribution. From 1992 until joining InfoCure, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. Mr. Cochran is a Certified Public Accountant. Mr. Cochran received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

     For more information with respect to Messrs. Perlman, Price and Davis, please see the section entitled "Directors" above.

COMMITTEES OF THE BOARD

     Our audit committee consists of Messrs. Jellison, Shutzer and Welsh, all of whom are independent directors. The audit committee will review, act on and report to our board of directors on various auditing and accounting matters, including the election of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices and internal controls. We did not have an audit committee during 2000.

     Our compensation committee consists of Mr. Shutzer and Welsh, both of whom are independent directors. Our compensation committee will establish salaries, incentives and other forms of compensation for officers and other employees. This committee will also administer our incentive compensation and benefit plans. We did not have a compensation committee during 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationships currently exist, or have existed between our compensation committee and the board of directors or compensation committee of any other company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors of PracticeWorks, we believe that all Section 16(a) requirements have been met since we have been subject to the reporting requirements of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  DIRECTOR COMPENSATION

     Our directors do not currently receive cash compensation for their services as directors, but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings. Members of the board who are not our employees, or employees of any parent, subsidiary or affiliate of PracticeWorks, are eligible to participate in our stock option plan. Such members receive options to purchase 5,000 shares of our common stock upon election to the board and will receive options to purchase 2,500 shares of our common stock for each year of service. The exercise price of the options will be the fair market value of our common stock on the date of grant.

  EXECUTIVE COMPENSATION

     Executive Compensation And Other Information

     Prior to the Distribution, PracticeWorks never paid compensation to its executive officers. During the fiscal years ended December 31, 2000, 1999 and 1998, the individuals were compensated in accordance with InfoCure's plans and policies. The following tables set forth certain information with respect to the annual and long-term compensation paid by InfoCure for services to InfoCure for our chief executive officer and other executive officers. The amounts set forth below do not reflect the compensation these persons will receive from PracticeWorks following the distribution.

     In addition, PracticeWorks has never granted stock options to executive officers. All references in the following tables to stock and stock options relate to awards of stock and stock options granted by InfoCure. InfoCure has not granted stock appreciation rights. InfoCure options held by InfoCure employees who became PracticeWorks employees may be replaced by PracticeWorks options. Employees whose InfoCure options were fully vested as of the distribution date had the right to surrender their InfoCure options for options to purchase PracticeWorks common stock until March 25, 2001. Any InfoCure employees who became our employees who chose not to surrender their vested InfoCure options during this time period will continue to hold InfoCure options which will expire according to their terms. Employees who were not fully vested in InfoCure options as of March 5, 2001, had their InfoCure options exchanged for PracticeWorks options as of March 5, 2001.

     The option price for the shares of PracticeWorks common stock subject to each PracticeWorks option was determined by dividing the option price for the related InfoCure option by the PracticeWorks conversion factor which was 0.47530, as determined by the Employee Benefits and Compensation Allocation Agreement, entered into with InfoCure in connection with the distribution, and the number of shares of PracticeWorks common stock subject to each PracticeWorks option was determined by multiplying the number of shares subject to the related InfoCure option by the PracticeWorks conversion factor.

     The following table sets forth the total compensation paid by InfoCure for services rendered by our Chief Executive Officer during the fiscal years ended December 31, 2000, 1999 and 1998 as well as our other executive officers (collectively, the "Named Executive Officers"). Prior to the distribution, Messrs. Perlman, Price and Cochran were executive officers of InfoCure. Each of the persons below resigned from all positions with InfoCure effective March 5, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                      COMPENSATION AWARDS
                                                 ANNUAL                            --------------------------
                                              COMPENSATION           OTHER         RESTRICTED     SECURITIES
                                           ------------------       ANNUAL           STOCK        UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR    SALARY     BONUS    COMPENSATION(1)    AWARDS(2)     OPTIONS/SARS   COMPENSATION(3)
- ---------------------------         ----   --------   -------   ---------------    ----------    ------------   ---------------
Richard E. Perlman................  2000   $215,833   $    --       $    --         $     --      1,200,100            --
  Chairman of the Board             1999    120,000    23,500        17,380               --        440,100         4,000
                                    1998    120,000    33,333            --          367,500        320,000            --
James K. Price....................  2000    209,375     4,000            --               --      1,200,200         9,600
  Chief Executive Officer
    President                       1999    125,000    19,500        19,452               --        440,200         9,600
  and                               1998    125,000    33,333        19,270          367,500        320,200            --
James C. Davis(4).................  2000    177,083    20,030        18,000               --        700,200         6,214
  Executive Vice President          1999    109,375    20,000        14,000               --          3,400            --
                                    1998         --        --            --               --             --            --
James A. Cochran(5)...............  2000    145,334    25,000        18,000               --        250,100            --
  Senior Vice President and         1999     52,083        --         7,660               --        300,000            --
  Chief Financial Officer           1998         --        --            --               --             --            --

- ---------------

(1) The amounts presented for 2000 include an automobile allowance for the use of a vehicle in the amount of $12,000 for each of Dr. Davis and Mr. Cochran and compensation for business expenses in the amount of $6,000 for each of Dr. Davis and Mr. Cochran. The amounts presented for 1999 include an automobile allowance for the use of a vehicle in the amount of $11,380 for Mr. Perlman, $13,492 for Mr. Price, $9,500 for Dr. Davis and $5,000 for Mr. Cochran and compensation for business expenses in the amount of $6,000 for each of Messrs. Perlman and Price, $4,500 for Dr. Davis and $2,500 for Mr. Cochran. The amount presented for Mr. Price in 1998 includes an automobile allowance for the use of a vehicle in the amount of $13,270 and compensation for business expenses in the amount of $6,000. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Mr. Perlman in fiscal years 1998 and 2000 and Mr. Price in 2000 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for Mr. Perlman and Mr. Price for such years.
(2) The amounts presented represent the value on the date of grant of restricted stock awards of 60,000 shares to Mr. Perlman and 60,000 shares to Mr. Price, calculated based on the closing price of InfoCure's common stock as reported on The Nasdaq National Market on such date. One-half of the shares awarded to Messrs. Perlman and Price vested in the first quarter of 1999 and the remaining shares vested in the third quarter of 1999. In January 1999, InfoCure entered into agreements with Messrs. Perlman and Price pursuant to which the benefit of the restricted stock awards was credited to a deferred compensation arrangement upon vesting of the restricted stock. The value of the restricted stock awards as of December 31, 1999, calculated on the basis of the closing price for our common stock on such date, was $1,871,280 for each of Messrs. Perlman and Price.
(3) The amounts presented represent InfoCure's contribution to the 401(k) savings plan.
(4) Dr. Davis joined InfoCure in February 1999.
(5) Mr. Cochran joined InfoCure in August 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     PracticeWorks did not grant any options during 2000. The following table contains information concerning the stock option grants made to our chief executive officer and the Named Executive Officers by InfoCure during 2000. The amounts shown for potential realizable values are based upon assumed annualized rates of InfoCure stock price appreciation of five percent and ten percent over the full ten year term (or shorter term) of the options, as required by the SEC, and are not intended to represent or forecast possible future appreciation, if any, of the price of InfoCure or PracticeWorks common stock.

                                           INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                       ----------------------------------------------------------        VALUE AT ASSUMED
                        NUMBER OF          % OF                                          ANNUAL RATES OF
                        SHARES OF          TOTAL                                           STOCK PRICE
                       COMMON STOCK       OPTIONS                                        APPRECIATION FOR
                        UNDERLYING      GRANTED TO        EXERCISE                         OPTION TERM
                         OPTIONS       EMPLOYEES IN        PRICE       EXPIRATION    ------------------------
NAME                     GRANTED           2000         ($/SHARE)(1)      DATE         5%($)         10%($)
- ----                   ------------   ---------------   ------------   ----------    ----------    ----------
Richard E. Perlman...         100             *            $31.19        1/1/10      $    1,962    $    4,971
                        1,200,000          10.0%             4.44       8/21/10       3,350,751     8,491,460
James K. Price.......         200             *             31.19        1/1/10           3,923         9,942
                        1,200,000          10.0              4.44       8/21/10       3,350,751     8,491,460
James C. Davis.......         200             *              5.62        7/1/10             707         1,791
                          700,000           5.8              4.44       8/21/10       1,954,605     4,953,352
James A. Cochran.....         100             *              5.50        8/2/10          87,599       209,322
                          250,000           2.1              4.44       8/21/10         698,073     1,769,054

- ---------------

 *  Less than one percent.
(1) All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the board of directors.

CERTAIN TRANSACTIONS

     During August 2000, InfoCure granted our executive officers additional options to acquire InfoCure common stock. Mr. Perlman received 1,200,000 options, Mr. Price received 1,200,000 options, Dr. Davis received 700,000 options and Mr. Cochran received 250,000 options. The exercise price of these options is $4.4375 per share and they expire ten years from the date of grant. Fifty percent of the options granted to these executive officers vest in four equal annual installments beginning on the first anniversary of the date of grant. The remaining 50% of the options granted to these executive officers will vest five years from the date of grant, but half of these options will immediately vest upon the average closing price of InfoCure's common stock for 20 consecutive trading days being equal to or greater than $8.875 per share and the remaining options will vest upon the average closing stock price for 20 consecutive trading days being equal to or greater than $13.3125 per share.

     In connection with the terms of the distribution, on March 5, 2001, each of these options were converted to options to purchase PracticeWorks common stock. The conversion ratio equaled 0.47530 PracticeWorks options for each InfoCure option held. Using this conversion ratio, the August 2000 grants converted to 570,360 options each for Mr. Perlman and Mr. Price, 332,710 options for Dr. Davis, and 118,125 for Mr. Cochran. The exercise price for these options is $9.34.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE TABLE

     Shown below is information with respect to the number of InfoCure shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2000 for the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2000 and the aggregate gains that would have been realized had these options been exercised on December 31, 2000, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN
                                                      UNDERLYING UNEXERCISED           THE MONEY OPTIONS AT
                         SHARES                     OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END(1)
                       ACQUIRED ON     VALUE       ----------------------------    ----------------------------
NAME                    EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
- ----                   -----------   ----------    -----------    -------------    -----------    -------------
Richard E. Perlman...    416,618     $2,996,316      158,309        1,673,582        $81,159        $240,882
James K. Price.......    416,618      2,996,316      164,650        1,677,727         91,812         243,477
James C. Davis.......         --             --           --          703,600             --              --
James A. Cochran.....         --             --       75,000          475,100             --              --

- ---------------

(1) The closing price for InfoCure's common stock as reported by The Nasdaq National Market on December 29, 2000 was $3.75. The value is calculated on the basis of the difference between the option exercise price and $3.75, multiplied by the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

     In connection with the distribution, we entered into three-year employment agreements with Richard E. Perlman, James K. Price, James C. Davis and James A. Cochran on substantially the terms described below. The individual employment agreements provide for an initial annual base salary of $350,000 for Messrs. Perlman and Price, $250,000 for Dr. Davis and $175,000 for Mr. Cochran. The agreements also provide for a severance payment for each executive equal to three times his then current annual base salary rate upon the termination of the executive's employment by us without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant to a program established by the compensation committee of our board of directors, the grant of stock options on the first day of the executive's employment and periodic grants of options thereafter as recommended by the compensation committee of our board of directors.

     Each employment agreement provides for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by us to the executive in the event that, upon a change in the control, any payments made to the executive that are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with us, seek to recruit our employees or disclose any of our trade secrets or otherwise confidential information.

PRACTICEWORKS 2000 STOCK OPTION PLAN

     We adopted an amended and restated stock option plan, effective December 1, 2000, pursuant to which 8.0 million shares of common stock are reserved for issuance. The PracticeWorks stock options that are outstanding immediately following the distribution are as a result of the conversion of existing InfoCure options to PracticeWorks options that are deemed issued under the plan. As of the date of the distribution, approximately 3,500,000 shares of our common stock are issuable pursuant to presently outstanding options. The plan is administered by the compensation committee of our board of directors. The compensation committee may grant incentive stock options and nonqualified stock options to purchase shares of common stock, stock appreciation rights and may make stock grants to our directors and employees. Each such stock option, stock appreciation right and stock grant shall be subject to the terms and conditions that the compensation committee deems appropriate. The option price for each stock option granted will be the fair market value of common stock on the date of the grant provided, however, that if the option is an incentive stock option and the employee is the holder of more than ten percent of our issued and outstanding stock, the option price will be no less than 110% of the fair market value of common stock on the date of the grant. Upon a sale, merger or a change in control of PracticeWorks, all stock options, stock appreciation rights and stock grants shall be fully vested. The stock option plan permits us to loan money to or guarantee loans made by a third party to finance all or a part of the exercise of a stock option or the purchase of common stock subject to a stock grant. Our board of directors can amend or terminate the stock option plan at any time.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our certificate of incorporation limits the liability of directors to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

     Our bylaws provide that we will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in the management.

     At the time of the distribution, we entered into indemnification agreements with each of our current directors and officers to give them additional contractual assurances regarding the scope of the indemnification set forth in our certificate of incorporation and bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification from us is sought. We are not aware of any threatened litigation that may result in claims for indemnification from us.

     We currently have liability insurance for our directors and officers and intend to extend that coverage for public securities matters.

ITEM 12.  SECURITY OWNERSHIP AND BENEFICIAL OWNERS AND MANAGEMENT

     All of our outstanding common stock was, prior to the distribution, held beneficially and of record by a wholly owned subsidiary of InfoCure. Subsequent to the distribution, InfoCure and its subsidiaries do not own any of our outstanding common stock. The following table sets forth information concerning the shares of PracticeWorks common stock that are beneficially owned by the following individuals:

     - each person that beneficially owns more than five percent of the PracticeWorks common stock outstanding;

     - each of our directors or director nominees;

     - each of our executive officers; and

     - all of our directors, director nominees and executive officers as a group.

     Unless otherwise indicated, the listing is based on the number of PracticeWorks shares held by such persons as of March 6, 2001. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The address for each person set forth in the table is c/o PracticeWorks, Inc., 1765 The Exchange, Suite 200, Atlanta, Georgia 30339.

     In addition, options to acquire InfoCure common stock held by these persons were converted into options to acquire PracticeWorks common stock in connection with the distribution. The number of shares shown as beneficially owned by each person in the table below includes shares that can be acquired by that person through stock option exercises on or prior to May 5, 2001. In calculating the percentage owned by each person, we assumed that all shares issuable upon exercise of options on or prior to May 5, 2001 are exercised by that person. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other persons.

                                                   TOTAL
                                                  COMMON    EXERCISABLE    NUMBER OF SHARES      PERCENT
NAME OF BENEFICIAL OWNER                           STOCK      OPTIONS     BENEFICIALLY OWNED   OF CLASS(1)
- ------------------------                          -------   -----------   ------------------   -----------
Richard E. Perlman..............................  264,613      75,744           339,857            3.8%
James K. Price..................................  355,990      78,258           434,248            4.9
James C. Davis..................................  232,518          --           232,518            2.7
James A. Cochran................................      265      35,647            35,912           *
William R. Jellison.............................       --          --                --           *
Raymond H. Welsh................................   31,250       7,130            38,380           *
William A. Shutzer..............................       --          --                --           *
                                                  -------     -------         ---------           ----
All executive officers and directors as a group
  (7 persons)...................................  884,636     196,279         1,080,915           12.1%
                                                  =======     =======         =========           ====

- ---------------

 *  Less than 1%
(1) Based on an aggregate of 8,755,037 shares of PracticeWorks common stock issued and outstanding as of March 6, 2001.

     There are no stockholders known by PracticeWorks to be the beneficial owner of more than five percent of PracticeWorks outstanding common stock as of March 6, 2001. However, we issued shares of our series A and series C convertible redeemable preferred stock in two separate transactions. We also expect to issue shares of series B convertible redeemable preferred stock upon the consummation of the Medical Dynamics acquisition. The series A, series B and series C convertible redeemable preferred stock are each convertible into shares of our common stock in accordance with the terms of such series, and under specified circumstances, the holders of series A and series B convertible redeemable preferred stock may immediately convert their preferred stock into common stock in an aggregate amount exceeding 5% of our outstanding common stock. The series C convertible redeemable preferred stock is not convertible for one year after issuance. After one year, holders of our series C convertible redeemable preferred stock will be able to convert their preferred stock into more than 5% of our outstanding common stock. Additionally, we may issue more than 5% of our outstanding common stock to Crescent pursuant to the equity line. We may also issue shares of our common stock to WebMD in connection with our assumption of a portion of InfoCure's obligation owed to WebMD representing greater than 5% of our outstanding common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

     (a)(2) Financial Statement Schedules. The applicable financial statement schedule required under Regulation S-X have been included beginning on page S-1 of this report, as follows:

Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
 NUMBER                                 DESCRIPTION
- --------                                -----------
 2.1       --   Agreement and Plan of Distribution, dated as of February 21,
                2001, by and between InfoCure Corporation and PracticeWorks,
                Inc. (incorporated by reference to Exhibit 2.1 to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
 3.1       --   Certificate of Incorporation of PracticeWorks, Inc.
                (incorporated by reference to Exhibit 3.1 to PracticeWorks
                Registration Statement on Form 10, filed with the Commission on August 22, 2000).
 3.2(a)    --   Certificate of Designations of Series A Preferred Stock of
                PracticeWorks, Inc. issued to Ceramco, Inc. (incorporated by reference to Exhibit 3.2(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
 3.2(b)    --   Form of Certificate of Designations of Series B Preferred
                Stock of PracticeWorks, Inc. to be issued to the
                Stockholders of Medical Dynamics, Inc. (incorporated by
                reference to Exhibit 3.2(b) to Amendment No. 1 to
                PracticeWorks' Registration Statement on Form S-1, filed
                with the Commission on January 24, 2001).
 3.2(c)    --   Certificate of Designations of Series C Preferred Stock of
                PracticeWorks, Inc. issued to Crescent International Ltd.
                (incorporated by reference to Exhibit 3.2(c) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
 3.3       --   By-Laws of PracticeWorks, Inc. (incorporated by reference to
                Exhibit 3.1 to PracticeWorks Registration Statement on Form
                10, filed with the Commission on August 22, 2000).
 4.1       --   Form of certificate representing PracticeWorks, Inc. common stock (incorporated by reference to Exhibit 4.1 to Amendment
                No. 1 to PracticeWorks' Registration Statement on Form 10,
                filed with the Commission on December 21, 2000).
 4.2(a)    --   Warrant dated March 5, 2001 by and between PracticeWorks,
                Inc. and FINOVA Capital Corporation. (incorporated by
                reference to Exhibit 4.2(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
 4.2(b)    --   Warrant dated March 5, 2001 by and between PracticeWorks,
                Inc. and FINOVA Capital Corporation. (incorporated by
                reference to Exhibit 4.2(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
 4.3       --   Warrant dated March 6, 2001 by and between PracticeWorks,
                Inc. and Crescent International Ltd. (incorporated by
                reference to Exhibit 3.2(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.1       --   Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
                (incorporated by reference to Exhibit 10.1 to PracticeWorks'
                Current Report on Form 8-K, filed with the Commission on
                March 22, 2001).

EXHIBIT
 NUMBER                                 DESCRIPTION
- --------                                -----------
10.2       --   Transition Services Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
                (incorporated by reference to Exhibit 10.2 to PracticeWorks'
                Current Report on Form 8-K, filed with the Commission on
                March 22, 2001).
10.3       --   Agreement and Plan of Distribution (filed as Exhibit 2.1).
10.4       --   Employee Benefits and Compensation Allocation Agreement,
                dated as of March 5, 2001, by and between InfoCure
                Corporation and PracticeWorks, Inc. (incorporated by
                reference to Exhibit 10.4 to PracticeWorks Current Report on
                Form 8-K, filed with the Commission on March 20, 2001).
10.5(a)    --   Intellectual Property License Agreement, dated as of March
                5, 2001, by and between InfoCure Corporation and
                PracticeWorks Systems, LLC. (incorporated by reference to
                Exhibit 10.5(a) to PracticeWorks' Current Report on Form
                8-K, filed with the Commission on March 22, 2001).
10.5(b)    --   Intellectual Property License Agreement, dated as of March
                5, 2001, by and between InfoCure Corporation and
                PracticeWorks Systems, LLC. (incorporated by reference to
                Exhibit 10.5(b) to PracticeWorks' Current Report on Form
                8-K, filed with the Commission on March 22, 2001).
10.5(c)    --   Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC.
                (incorporated by reference to Exhibit 10.5(c) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.5(d)    --   Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC.
                (incorporated by reference to Exhibit 10.5(d) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.6       --   Amended and Restated PracticeWorks, Inc. 2000 Stock Option
                Plan (incorporated by reference to Exhibit 10.6 to Amendment
                No. 1 to PracticeWorks' Registration Statement on Form 10,
                filed with the Commission on December 21, 2000).
10.7(a)    --   Indemnification Agreement, dated March 5, 2001, by and
                between PracticeWorks, Inc. and Richard E. Perlman.
                (incorporated by reference to Exhibit 10.7(a) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.7(b)    --   Indemnification Agreement, dated March 5, 2001, by and
                between PracticeWorks, Inc. and James K. Price.
                (incorporated by reference to Exhibit 10.7(b) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.7(c)    --   Indemnification Agreement, dated March 5, 2001, by and
                between PracticeWorks, Inc. and James A. Cochran.
                (incorporated by reference to Exhibit 10.7(c) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.7(d)    --   Indemnification Agreement, dated March 5, 2001, by and
                between PracticeWorks, Inc. and James C. Davis.
                (incorporated by reference to Exhibit 10.7(d) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.8(a)    --   Employment Agreement, dated March 5, 2001, by and between
                PracticeWorks, Inc. and Richard E. Perlman. (incorporated by reference to Exhibit 10.8(a) to PracticeWorks' Current
                Report on Form 8-K, filed with the Commission on March 22,
                2001).
10.8(b)    --   Employment Agreement, dated March 5, 2001, by and between
                PracticeWorks, Inc. and James K. Price. (incorporated by
                reference to Exhibit 10.8(b) to PracticeWorks' Current
                Report on Form 8-K, filed with the Commission on March 22,
                2001).
10.8(c)    --   Employment Agreement, dated March 5, 2001, by and between
                PracticeWorks, Inc. and James A. Cochran. (incorporated by reference to Exhibit 10.8(c) to PracticeWorks' Current
                Report on Form 8-K, filed with the Commission on March 22,
                2001).

EXHIBIT
 NUMBER                                 DESCRIPTION
- --------                                -----------
10.8(d)    --   Employment Agreement, dated March 5, 2001, by and between
                PracticeWorks, Inc. and James C. Davis. (incorporated by
                reference to Exhibit 10.8(d) to PracticeWorks' Current
                Report on Form 8-K, filed with the Commission on March 22,
                2001).
10.9+      --   Inventory Control System Development & Marketing Agreement
                by and between Ormco Corporation and InfoCure Corporation, dated as of June 23, 1999 (incorporated by reference to
                Exhibit 10.9 to Amendment No. 1 to PracticeWorks'
                Registration Statement on Form 10, filed with the Commission on December 21, 2000).
10.10+     --   InfoCure Corporation E-Commerce Agreement by and between
                United Stationers Supply Co. and InfoCure Corporation, dated as of January 18, 2000 (incorporated by reference to Exhibit
                10.10 to Amendment No. 1 to PracticeWorks' Registration
                Statement on Form 10, filed with the Commission on December
                21, 2000).
10.11+     --   E-Commerce Agreement by and between Summit Marketing Group,
                Inc. and InfoCure Corporation, dated as of November 18,
                1999. (incorporated by reference to Exhibit 10.11 to
                Amendment No. 1 to PracticeWorks' Registration Statement on
                Form 10, filed with the Commission on December 21, 2000).
10.12+     --   Purchase and Marketing Agreement by and between Dell
                Marketing, L.P. and InfoCure Corporation, dated as of August
                1, 2000 (incorporated by reference to Exhibit 10.12 to
                Amendment No. 1 to PracticeWorks' Registration Statement on
                Form 10, filed with the Commission on December 21, 2000).
10.13      --   Master Service Agreement by and between Global Center, Inc.
                and PracticeWorks, Inc., dated as of September 13, 2000
                (incorporated by reference to Exhibit 10.13 to
                PracticeWorks' Registration Statement on Form 10, filed with the Commission on November 13, 2000).
10.14      --   Contribution Agreement, dated as of December 27, 2000, by
                and between InfoCure Corporation, PracticeWorks, Inc.,
                DENTSPLY International, Inc., Ceramco, Inc. and SoftDent LLC
                (incorporated by reference to Exhibit 10.14 to
                PracticeWorks' Registration Statement on Form S-1, filed
                with the Commission on January 16, 2001).
10.15      --   Registration Rights Agreement dated as of March 7, 2001
                between PracticeWorks, Inc. and Ceramco, Inc. (incorporated by reference to Exhibit 10.15 to PracticeWorks' Current
                Report on Form 8-K, filed with the Commission on March 22,
                2001).
10.16      --   Stock Purchase Agreement dated as of March 5, 2001, between
                PracticeWorks, Inc. and Crescent International Ltd.
                (incorporated by reference to Exhibit 10.16 to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.17      --   Registration Rights Agreement, dated as of March 5, 2001,
                between PracticeWorks, Inc. and Crescent International Ltd.
                (incorporated by reference to Exhibit 10.17 to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.18(a)   --   Stock Purchase Agreement, dated as of March 6, 2001, between
                PracticeWorks, Inc. and Crescent International Ltd.
                (incorporated by reference to Exhibit 10.18(a) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.18(b)   --   Registration Rights Agreement dated as of March 6, 2001
                between PracticeWorks, Inc. and Crescent International Ltd.
                (incorporated by reference to Exhibit 10.18(b) to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.19      --   Amended and Restated Agreement and Plan of Merger and
                Reorganization by and among Medical Dynamics, Inc., InfoCure
                Corporation and CADI Acquisition Corporation, dated October
                10, 2000 (incorporated by reference to Exhibit 10.19 to
                PracticeWorks' Registration Statement on Form S-1, filed
                with the Commission on January 16, 2001).

EXHIBIT
 NUMBER                                 DESCRIPTION
- --------                                -----------
10.20      --   First Amendment to the Amended and Restated Agreement and
                Plan of Merger and Reorganization by and among Medical
                Dynamics, Inc., InfoCure Corporation and CADI Acquisition
                Corporation, dated October 30, 2000 (incorporated by
                reference to Exhibit 10.20 to PracticeWorks' Registration
                Statement on Form S-1, filed with the Commission on January
                16, 2001).
10.21      --   Second Amendment to the Amended and Restated Agreement and
                Plan of Merger and Reorganization by and among Medical
                Dynamics, Inc., InfoCure Corporation and CADI Acquisition
                Corporation, dated December 19, 2000 (incorporated by
                reference to Exhibit 10.21 to PracticeWorks' Registration
                Statement on Form S-1, filed with the Commission on January
                16, 2001).
10.22      --   Loan Agreement dated as of March 5, 2001, by and between
                PracticeWorks, Inc., as borrower, and FINOVA Capital
                Corporation, as lender. (incorporated by reference to
                Exhibit 10.22 to PracticeWorks' Current Report on Form 8-K,
                filed with the Commission on March 22, 2001).
10.23      --   Incentive Warrant issuable to Crescent International Ltd.
                (incorporated by reference to Exhibit 10.23 to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.24      --   Protective Warrant issuable to Crescent International Ltd.
                (incorporated by reference to Exhibit 10.24 to
                PracticeWorks' Current Report on Form 8-K, filed with the
                Commission on March 22, 2001).
10.25*     --   Letter Agreement, dated as of March 5, 2001, amending
                certain terms of the Amended and Restated Agreement and Plan of Merger and Reorganization, by and among InfoCure
                Corporation, CADI Acquisition Corporation and Medical
                Dynamics, Inc.
21.1       --   List of Subsidiaries. (incorporated by reference to Exhibit
                21.1 to PracticeWorks' Current Report on Form 8-K, filed
                with the Commission on March 22, 2001).
24.1*      --   Power of Attorney (included on signature page).

- ---------------

* Filed herewith
+ PracticeWorks applied for confidential treatment of portions of these exhibits. Accordingly, portions thereof have been omitted and were filed separately with the Securities and Exchange Commission on November 13, 2000.

     (b) Reports on Form 8-K.

     None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

Board of Directors
PracticeWorks
(A Division of InfoCure Corporation)

     The audits referred to in our report of PracticeWorks (a Division of InfoCure Corporation), dated February 9, 2001 (except for Note 14, which is as of March 7, 2001) which is contained in Item 8 of this Form 10-K, included an audit of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Atlanta, Georgia
February 9, 2001

                                                                     SCHEDULE II

               PRACTICEWORKS (A DIVISION OF INFOCURE CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                                          BEGINNING    COSTS AND       OTHER                      END OF
                                          OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                          ----------   ----------    ----------   ----------    ----------
Allowance for Doubtful Accounts
  Year ended December 31, 2000..........    1,113          611          --           (621)(A)     1,103
  Year ended December 31, 1999..........      339          998          --           (224)(A)     1,113
  Year ended December 31, 1998..........       92          504          --           (257)(A)       339
Deferred Tax Asset Valuation Allowance
  Year ended December 31, 2000..........       --        7,362(B)       --             --         7,362
  Year ended December 31, 1999..........       --           --          --             --            --
  Year ended December 31, 1998..........      285           --          --           (285)           --

- ---------------

(A)  Uncollected receivables written off.
(B) Net operating loss carryforwards to remain with InfoCure Corporation as a result of the Distribution.

     All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2001.

                                          PracticeWorks, Inc.

                                          By:      /s/ JAMES K. PRICE
                                            ------------------------------------
                                                       James K. Price
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James K. Price and Richard E. Perlman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ RICHARD E. PERLMAN                  Chairman of the Board and         April 2, 2001
- -----------------------------------------------------    Director
                 Richard E. Perlman

                 /s/ JAMES K. PRICE                    Chief Executive Officer,          April 2, 2001
- -----------------------------------------------------    President and Director
                   James K. Price                        (Principal Executive Officer)

                /s/ JAMES A. COCHRAN                   Senior Vice President,            April 2, 2001
- -----------------------------------------------------    Secretary and Chief Financial
                  James A. Cochran                       Officer (Principal Financial
                                                         and Accounting Officer)

                 /s/ JAMES C. DAVIS                    Executive Vice President and      April 2, 2001
- -----------------------------------------------------    Director
                   James C. Davis

               /s/ WILLIAM R. JELLISON                 Director                          April 2, 2001
- -----------------------------------------------------
                 William R. Jellison

                                                       Director
- -----------------------------------------------------
                 William A. Shutzer

                /s/ RAYMOND H. WELSH                   Director                          April 2, 2001
- -----------------------------------------------------
                  Raymond H. Welsh

                              PRACTICEWORKS, INC.

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants..........  F-2
Balance Sheets as of December 31, 2000 and 1999.............  F-3
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................  F-4
Statements of Changes in Divisional Equity and Comprehensive
  Income for the years ended December 31, 2000, 1999 and
  1998......................................................  F-5
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................  F-6
Notes to Financial Statements...............................  F-7

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PracticeWorks
(A Division of InfoCure Corporation)
Atlanta, Georgia

     We have audited the accompanying balance sheets of PracticeWorks (a division of InfoCure Corporation) (the "Division") as of December 31, 2000 and 1999 and the related statements of operations, changes in divisional equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PracticeWorks as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP
Atlanta, Georgia
February 9, 2001
  (except for Note 14,
  which is as of March 7, 2001)

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
                            ASSETS (NOTES 1 AND 8)
CURRENT:
  Cash and cash equivalents.................................  $ 3,979   $ 2,527
  Accounts receivable-trade, net of allowance of $1,103 and
     $1,113.................................................    8,097     9,041
  Other receivables.........................................      979        97
  Inventory.................................................      845     1,772
  Deferred tax assets (Note 11).............................    1,147       669
  Prepaid expenses and other current assets.................      235       453
                                                              -------   -------
          Total current assets..............................   15,282    14,559
Property and equipment, net of accumulated depreciation
  (Note 5)..................................................    4,120     2,046
Goodwill, net of accumulated amortization of $19,643 and
  $3,927 (Note 3)...........................................   33,571    32,800
Other intangible assets, net of accumulated amortization
  (Note 6)..................................................    9,213     7,806
Deferred tax assets (Note 11)...............................    4,029       108
Other assets................................................    2,307       523
                                                              -------   -------
                                                              $68,522   $57,842
                                                              =======   =======
                       LIABILITIES AND DIVISIONAL EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,483   $ 1,003
  Accrued expenses (Note 7).................................    4,324     7,481
  Accrued restructuring costs (Note 4)......................    1,839       445
  Deferred revenue and customer deposits....................    9,753     6,704
  Current portion of long-term debt (Note 8)................    1,055       116
                                                              -------   -------
          Total current liabilities.........................   18,454    15,749
Long-term debt, less current portion (Note 8)...............   20,239     9,614
Other liabilities...........................................       --        60
                                                              -------   -------
          Total liabilities.................................   38,693    25,423
                                                              -------   -------
Commitments and contingencies (Notes 3, 8 and 9)
DIVISIONAL EQUITY (NOTE 14):
  Net advances from parent..................................   62,650    35,909
  Accumulated other comprehensive income....................      109        --
  Accumulated deficit.......................................  (32,930)   (3,490)
                                                              -------   -------
          Total divisional equity...........................   29,829    32,419
                                                              -------   -------
                                                              $68,522   $57,842
                                                              =======   =======

                See accompanying notes to financial statements.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                            STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Revenue (Note 1):
  Systems and software......................................  $ 11,483    $34,325    $ 27,825
  Maintenance, support and services.........................    28,532     20,266      15,662
                                                              --------    -------    --------
          Total revenue.....................................    40,015     54,591      43,487
                                                              --------    -------    --------
Operating expense:
  Hardware and other items purchased for resale.............     5,337      9,654       9,726
  Selling, general and administrative (excluding
     compensatory stock awards and other non-recurring
     charges)...............................................    38,895     28,666      21,061
  Research and development..................................     3,481      4,185       3,537
  Depreciation and amortization.............................    17,250      3,284       2,272
  Restructuring (Note 4)....................................     3,869        940       1,031
  Impairment and other non-recurring charges (Note 4).......     3,541        874          --
  Merger costs (Note 3).....................................        --        659          69
  Compensatory stock awards.................................        --        428       6,447
  Gain on sale of fixed assets..............................      (636)        --          --
                                                              --------    -------    --------
          Total operating expense...........................    71,737     48,690      44,143
                                                              --------    -------    --------
Operating (loss) income.....................................   (31,722)     5,901        (656)
Interest expense and other, net.............................     2,117      1,335         966
                                                              --------    -------    --------
(Loss) income before income taxes and extraordinary item....   (33,839)     4,566      (1,622)
(Benefit) provision for income taxes (Note 11)..............    (4,399)     2,186         873
                                                              --------    -------    --------
(Loss) income before extraordinary item.....................   (29,440)     2,380      (2,495)
Extraordinary item -- debt extinguishment cost, net of
  income taxes (Note 8).....................................        --        (72)         --
                                                              --------    -------    --------
Net (loss) income...........................................   (29,440)     2,308      (2,495)
Pro forma tax adjustments (Note 11).........................        --       (384)     (1,350)
                                                              --------    -------    --------
Pro forma net (loss) income.................................  $(29,440)   $ 2,692    $ (1,145)
                                                              ========    =======    ========
Per share data:
  Basic and diluted:
     Income (loss) before extraordinary item................  $  (3.51)   $  0.34    $  (0.52)
     Extraordinary item, net of tax.........................        --       0.01          --
                                                              --------    -------    --------
     Net income (loss)......................................     (3.51)      0.33       (0.52)
     Pro forma tax adjustments..............................        --      (0.05)      (0.28)
                                                              --------    -------    --------
     Pro forma net income (loss)............................  $  (3.51)   $  0.38    $  (0.24)
                                                              ========    =======    ========
Shares used in computing per share amounts:
  Basic and diluted (Note 2)................................     8,384      6,994       4,828
                                                              ========    =======    ========

                See accompanying notes to financial statements.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

      STATEMENTS OF CHANGES IN DIVISIONAL EQUITY AND COMPREHENSIVE INCOME

                                                                 ACCUMULATED
                                                                    OTHER
                                                 NET ADVANCES   COMPREHENSIVE   (ACCUMULATED   DIVISIONAL
                                                 FROM PARENT       INCOME         DEFICIT)       EQUITY
                                                 ------------   -------------   ------------   ----------
                                                                      (IN THOUSANDS)
Balances at December 31, 1997..................    $ 4,286          $ --          $ (3,303)     $    983
  Net advances from InfoCure...................     12,312            --                --        12,312
  Net loss.....................................         --            --            (2,495)       (2,495)
                                                   -------          ----          --------      --------
Balances at December 31, 1998..................     16,598            --            (5,798)       10,800
  Net advances from InfoCure...................     19,311            --                --        19,311
  Net income...................................         --            --             2,308         2,308
                                                   -------          ----          --------      --------
Balances at December 31, 1999..................     35,909            --            (3,490)       32,419
  Net advances from InfoCure...................     26,741            --                --        26,741
  Foreign currency translation adjustments.....         --           109                --           109
  Net loss.....................................         --            --           (29,440)      (29,440)
                                                   -------          ----          --------      --------
Balances at December 31, 2000..................    $62,650          $109          $(32,930)     $ 29,829
                                                   =======          ====          ========      ========
  Comprehensive loss:
     Net loss..................................                                   $(29,440)
     Foreign currency translation
       adjustments.............................                                        109
                                                                                  --------
          Total comprehensive loss.............                                   $(29,331)
                                                                                  ========

                See accompanying notes to financial statements.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES (NOTE 1):
Net (loss) income...........................................  $(29,440)   $  2,308    $(2,495)
Adjustments to reconcile net (loss) income to cash flows
  (used) provided by operating activities:
  Extraordinary item -- debt extinguishment cost............        --         110         --
  Restructuring, impairment and other non-recurring
     charges................................................     3,637         971         --
  Depreciation and amortization.............................    17,250       3,284      2,272
  Provision for doubtful accounts...........................       611         774        247
  Stock-based compensation..................................        --         428      6,447
  Deferred income taxes.....................................    (4,399)        157       (702)
  Gain on disposal of fixed assets..........................      (636)         --         --
  Changes in current assets and liabilities, net of effect
     of acquisitions:
     Accounts receivable....................................      (430)     (3,150)    (3,101)
     Inventory, prepaid expenses and other current assets...      (147)       (262)      (240)
     Accounts payable and accrued expenses..................     2,604       1,461     (2,482)
     Deferred revenue and customer deposits.................     2,347        (267)     2,312
                                                              --------    --------    -------
          Net cash (used) provided by operating
            activities......................................    (8,603)      5,814      2,258
                                                              --------    --------    -------
INVESTING ACTIVITIES:
Net cash paid for acquisitions..............................   (13,422)     (8,254)   (12,501)
Additional purchase price consideration.....................    (4,400)         --         --
Capital expenditures........................................    (3,604)       (307)      (894)
Cash paid for other intangible assets.......................    (3,690)     (1,452)    (2,252)
Advances to pending acquisition.............................    (1,050)       (500)        --
Other.......................................................      (804)        237         72
                                                              --------    --------    -------
          Net cash used by investing activities.............   (26,970)    (10,276)   (15,575)
                                                              --------    --------    -------
FINANCING ACTIVITIES:
Borrowings under credit facility and other long-term debt...    12,543       8,654     12,501
Principal payments on long-term debt........................      (186)    (16,668)      (208)
Net cash advances from parent...............................    24,658      13,370      1,916
                                                              --------    --------    -------
          Net cash provided by financing activities.........    37,015       5,356     14,209
                                                              --------    --------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        10          --         --
                                                              --------    --------    -------
Net increase in cash and cash equivalents...................     1,452         894        892
Cash and cash equivalents, beginning of period..............     2,527       1,633        741
                                                              --------    --------    -------
Cash and cash equivalents, end of period....................  $  3,979    $  2,527    $ 1,633
                                                              ========    ========    =======

                See accompanying notes to financial statements.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The accompanying financial statements are those of PracticeWorks, a division of InfoCure Corporation (the "Division"). Subsequent to December 31, 2000, InfoCure Corporation ("InfoCure") completed the distribution of the common stock of its dental subsidiary, PracticeWorks, Inc. ("PracticeWorks"), to its stockholders in a tax-free distribution (Note 14). The spin-off of PracticeWorks was effected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of PracticeWorks, Inc. common stock, to InfoCure's stockholders. Immediately prior to the Distribution, InfoCure transferred to PracticeWorks, Inc. the Division's assets and liabilities, consisting of InfoCure's information management technology business for dental, orthodontic, and oral and maxillofacial surgery practices.

     The assets and liabilities of the Division (the "Contributed Businesses") consist primarily of businesses InfoCure acquired at various times from the consummation of InfoCure's initial public offering in July 1997 through 2000. In 2000, InfoCure acquired substantially all of the assets or all of the outstanding equity securities of the following companies: (1) Practice Outlook, Inc. ("Practice Outlook"), (2) Applied Professional Systems, Inc. ("APS"), (3) Technos Corporation ("Intellident"), (4) The Perfect Manager ("Perfect Manager"), (5) Datatrac Service Corporation ("Datatrac"), and (6) Medical Insurance Agency Limited ("MIA"). The Contributed Businesses include two acquisitions made by InfoCure in 1997, one in 1998, four in 1999, and six in 2000, all of which were accounted for as purchases. In addition, InfoCure completed five acquisitions attributable to the Division during 1999, which were accounted for as poolings of interests (see Note 3).

     Revenues and expenses specifically identified with the Division have been directly attributed to the Division in the financial statements. The Division's costs and expenses in the accompanying financial statements include allocations from InfoCure for centralized legal, accounting, treasury, real estate, information technology, and other InfoCure corporate services and infrastructure costs because specific identification of the expenses is not practicable. The expense allocations have been determined on the bases that InfoCure and the Division considered to be reasonable reflections of the utilization of services provided or the benefit received by the Division using ratios such as relative head count, sales and real estate occupied. However, the financial information included herein may not necessarily reflect the financial position and results of operations of PracticeWorks in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented. Management believes that if the Division had been a stand-alone entity during the periods presented, the expenses would not have been materially different from the allocations presented.

     The Division is a provider of information management technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, Canada, Europe and Australia. The Division's offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These systems are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. The Division is currently developing new practice management applications, tailored to the needs of dental, orthodontic, and oral and maxillofacial surgery customers that can be delivered through its application services provider, or ASP, delivery model and other Internet-based applications and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence that an

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

agreement exists. Revenue from hardware sales is recognized upon product shipment. Revenue from subscription, support and maintenance contracts, which are typically one to three years in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months. Historically, InfoCure has managed cash for its divisions on a centralized basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Division's financial instruments included in the accompanying balance sheets are not materially different from their fair values.

INVENTORIES

     Inventory consists primarily of peripheral computer equipment and related supplies. Inventory is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

PROPERTY AND EQUIPMENT

     Property and equipment, including equipment under capital leases, are stated at the lower of the fair value or cost. Depreciation is computed over the estimated useful lives of the related assets using both straight-line and accelerated methods for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

CAPITALIZED COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED

     Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detail program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months). During the fourth quarter of 1999, PracticeWorks adopted a new product strategy involving the development of ASP applications and other Internet-based applications and services. Additionally, in connection with restructuring the businesses of recently acquired companies, management decided to modify future product offerings. As a result of these decisions, the Division recorded a charge of approximately $874,000 in the fourth quarter of 1999 representing the write-off of the carrying value of certain software development costs.

COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

     Computer software development costs that are incurred during the preliminary stage of development, such as product evaluation and selection, are expensed as incurred. Costs incurred during the application development stage, such as design coding and installation, are capitalized and amortized over the useful life of the product, which is generally four years. Training, maintenance and data conversion costs are expensed as incurred.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over its estimated useful life. Prior to the fourth quarter of 1999, goodwill was amortized over a 15 year estimated useful life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. In the fourth quarter of 1999, as a result of InfoCure's and PracticeWork's change in product strategy involving the development of ASP applications and other Internet-based applications and services, their transition to a subscription pricing model and the current rate of change within the industry, management estimated that the useful life of its remaining goodwill was three years.

     Other intangible assets include (1) purchased technology, to be amortized over four years, (2) customer lists, amortized over three years and (3) deferred loan costs, amortized over the life of the respective loans at rates which approximate the interest method.

LONG-LIVED ASSETS

     Long-lived assets, such as goodwill, property and equipment and capitalized software development costs and cost of computer software developed for internal use are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. Concurrent with the August 2000 restructuring, the Division recorded an impairment loss of approximately $500,000 relating to assets that will be abandoned due to the closing of facilities (see Note 4).

CHANGE IN ACCOUNTING ESTIMATES

     During the fourth quarter of 1999, management reassessed the useful life of goodwill in view of recent competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and InfoCure's response to these external factors, resulting in a change in product strategy involving the development of ASP applications and other Internet-based applications and services and the transition to a subscription pricing model. While in management's opinion, there was no impairment in the carrying value of this long-lived intangible asset (based on an analysis of undiscounted future cash flows), management determined that the useful life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated useful life of goodwill from an original life of 15 years to a remaining life of three years, which change was applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense of the Division by approximately $12.7 million and $800,000 in 2000 and 1999, respectively.

     Additionally, based on InfoCure's analysis of current business and market conditions, its cash collection experience and, in light of the potential write-offs associated with customers migrating from traditional support programs to InfoCure's subscription pricing offerings, management also increased the allowance for doubtful accounts in 1999. This change of accounting estimate, recorded in the fourth quarter of 1999, increased the Division's selling, general and administrative expenses by $700,000 in 1999.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

DIVISIONAL EQUITY

     Divisional Equity represents InfoCure's net investment in and advances to the Division. Intercompany interest expense has been allocated to, and included in, the accompanying financial statements only for that portion of third-party debt attributed to the Division. No intercompany interest income or expense has been allocated to the Division for InfoCure's net investment in the Division.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Division's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. The gains or losses resulting from such translations are included in divisional equity.

STOCK-BASED COMPENSATION PLANS

     The Division accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In Note 10, the Division presents the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss as if SFAS No. 123 had been adopted.

INCOME TAXES

     For the periods presented, the Division was not a separate taxable entity for federal, state or local income tax purposes and its operating results are included in InfoCure's tax returns. The Division calculates its income taxes under the separate return method and accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Division's financial statements or tax returns. In estimating future tax consequences, management generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

RESTRUCTURING COSTS

     The Division records the costs of consolidating acquired operations into the Division's existing facilities, including the external costs and liabilities to close redundant Division facilities and severance and relocation costs related to the Division's employees in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

PER SHARE DATA

     The historical capital structure of the Division is not representative of the future capital structure of PracticeWorks. The Division commenced operations as a separate legal entity upon completion of the distribution subsequent to the date of the accompanying balance sheet, December 31, 2000 (Notes 1 and 14). For purposes of these financial statements, shares used in computing per share data are based on the distribution ratio of 1/4 share of PracticeWorks common stock for every outstanding share of InfoCure common stock. The weighted average shares outstanding are based on the outstanding shares of InfoCure and the distribution ratio. The financial information included herein may not reflect the financial position, results of

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

operations, changes in divisional equity and cash flows of the Division in the future or what they would have been had the Division been a separate, stand-alone entity during the periods presented.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Division has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Division does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

     The Financial Accounting Standards Board ("FASB") issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Division's financial statements.

     During September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125" ("SFAS No. 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Management is in the process of evaluating the potential effect of SFAS No. 140 on the Division's financial statements, but does not expect adoption to have a material impact.

     During December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Division's financial position or results of operations.

3. BUSINESS COMBINATIONS

     As discussed in Note 1, InfoCure completed 18 acquisitions attributable to the Division at various times from the consummation of InfoCure's initial public offering in July 1997 through 2000.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING

     The following table summarizes the fair values of the assets acquired, liabilities assumed and consideration given in connection with the acquisitions completed in each of the following years and accounted for as purchases and attributed to the Division:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Accounts receivable.......................................  $   588   $   555   $   134
Inventory.................................................      133        43        --
Prepaid expenses..........................................       74        39       152
Property and equipment....................................      413       260       159
Goodwill..................................................   15,735    10,526    14,988
Capitalized software......................................       39       116       420
Other assets..............................................      437       200        72
Deferred revenue..........................................     (702)     (925)     (715)
Accounts payable and accrued expenses.....................     (593)     (560)       (9)
Notes payable.............................................     (316)       --        --
                                                            -------   -------   -------
          Net assets acquired.............................  $15,808   $10,254   $15,201
                                                            =======   =======   =======
These acquisitions were funded as follows:
InfoCure common stock.....................................  $ 2,386   $ 2,000   $ 2,700
Cash......................................................   13,422     8,254    12,501
                                                            -------   -------   -------
                                                            $15,808   $10,254   $15,201
                                                            =======   =======   =======

     Certain of the 1999 and 1998 purchase acquisition agreements provided for additional consideration based on the acquired company attaining specified revenue or operating income goals. Maximum determinable contingent consideration aggregated $2.0 million and $4.4 million for acquisitions accounted for as purchases during 1999 and 1998, respectively. As more fully described in Note 4, portions of the contingent consideration related to certain acquisitions were deemed earned and payable in connection with the Division's restructuring plans. Accordingly, restructuring costs for the years ended December 31, 1999 and 1998 included approximately $700,000 and $750,000, respectively, in settlement of estimated contingent consideration obligations related to the affected companies.

     In 1999, contingent consideration of approximately $4.4 million was earned and accrued as additional purchase price pursuant to the terms of the original purchase agreements and was paid during 2000. As of December 31, 2000, maximum contingent consideration payable based on future performance was $2.0 million. There was no contingent consideration earned during 2000.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma information presents the results of operations of the Division as if each of the acquisitions had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
PRO FORMA AMOUNTS                                               2000      1999      1998
- -----------------                                             --------   -------   -------
                                                                     (IN THOUSANDS)
Revenue.....................................................  $ 43,092   $73,245   $52,044
Pro forma net income (loss).................................   (30,757)      432    (3,100)

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD OF ACCOUNTING

     Five of the Contributed Businesses acquired by InfoCure during 1999 were accounted for as poolings of interests which provided for the exchange of substantially all of the outstanding equity interest of each entity for shares of InfoCure common stock. Accordingly, the accompanying financial statements have been prepared for all periods presented to include the financial position, results of operations and cash flows of the combined companies. The following table summarizes the shares of InfoCure stock issued in these acquisitions:

                                                         SHARES OF
COMPANY                                               INFOCURE ISSUED     CLOSING DATE
- -------                                               ---------------   -----------------
OMSystems, Inc. ("OMS").............................     2,287,998      February 18, 1999
Ardsley, M.I.S., Inc. ("Orthoware").................       209,016      August 17, 1999
Kevin Kozlowski, Inc. d/b/a Human Touch Software
  ("Human Touch")...................................       255,247      December 20, 1999
Unident Corporation ("Unident").....................       357,796      December 21, 1999
InfoLogic, Inc. ("InfoLogic").......................       102,096      December 21, 1999

     The following table presents a reconciliation of revenue, income (loss) before extraordinary item and pro forma net income (loss) to those presented in the accompanying financial statements.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenue:
  The Division..............................................  $22,238   $18,815
  OMS.......................................................   18,651    14,993
  Orthoware.................................................    2,330     1,800
  Human Touch...............................................    2,288     1,007
  Unident...................................................    6,518     4,510
  InfoLogic.................................................    2,566     2,362
                                                              -------   -------
                                                              $54,591   $43,487
                                                              =======   =======

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Income (Loss) Before Extraordinary Item:
  The Division..............................................  $ 3,239   $ 1,022
  OMS.......................................................    1,623    (3,296)
  Orthoware.................................................      260       (73)
  Human Touch...............................................       34        (1)
  Unident...................................................   (1,545)     (163)
  InfoLogic.................................................   (1,231)       16
                                                              -------   -------
                                                              $ 2,380   $(2,495)
                                                              =======   =======
Pro Forma Net Income (Loss) -- After Extraordinary Item:
  The Division..............................................  $ 3,167   $ 1,022
  OMS.......................................................    1,623    (3,296)
  Orthoware.................................................      260       (73)
  Human Touch...............................................       34        (1)
  Unident...................................................   (1,545)     (163)
  InfoLogic.................................................   (1,231)       16
  Pro forma tax adjustments.................................      384     1,350
                                                              -------   -------
                                                              $ 2,692   $(1,145)
                                                              =======   =======

     Certain of the companies acquired in 1999 as poolings of interests ("1999 Pooled Companies") had fiscal years that differed from that of the Division. Therefore, the balance sheet as of December 31, 1998 reflects the combination of the Division's balance sheet as of this date with the balance sheets of the 1999 Pooled Companies as of the dates that most closely correspond thereto. The statements of operations for the year ended December 31, 1998 reflect the combination of the Division's results with the results of each of the 1999 Pooled Companies for the most closely comparable periods. As of and for the year ended December 31, 1999, the 1999 Pooled Companies' balance sheets and statements of operations have been restated to coincide with the Division's year-end. As a result, certain of the 1999 Pooled Companies' operations are included in both 1999 and 1998. The net revenue and net loss for such duplicated periods was approximately $300,000 and $161,000, respectively.

     The Division incurred costs of approximately $659,000 in completing the acquisition of the 1999 Pooled Companies'. Such costs consisted principally of professional fees and related transaction costs.

PENDING ACQUISITIONS

  Medical Dynamics Acquisition

     In October 1999, InfoCure entered into a definitive agreement to acquire Medical Dynamics, Inc. ("MEDY"), a dental practice management company. As amended, this agreement contemplates aggregate consideration of approximately $9.9 million comprised of the issuance of shares of InfoCure common stock, issuance of shares of PracticeWorks common and preferred stock and a small cash payment in exchange for all the outstanding equity interests of MEDY. The transaction is expected to close during the second quarter of 2001 and is being attributed to the Division. In connection with this proposed transaction, as of December 31, 2000, InfoCure has advanced MEDY $1.55 million under terms of a loan agreement dated October 1999. As of December 31, 1999, $500,000 had been advanced. The advances are reflected in other non-current assets in the accompanying balance sheets. PracticeWorks will assume all obligations of InfoCure under the merger agreement except for InfoCure's obligation to issue approximately 878,000 shares of its common stock.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

InfoCure's issuance of these shares will be accounted for by PracticeWorks as an equity contribution to recognize the substance of the transaction as originally contemplated. Under the terms of the original merger agreement, these 878,000 shares were valued at approximately $4.3 million. The ultimate value ascribed to the equity contribution, as well as the total consideration, will be based on the market value of the PracticeWorks and InfoCure common stock when the transaction closes.

  InfoSoft Acquisition

     In December 2000, PracticeWorks entered into an agreement to acquire SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc., a wholly-owned subsidiary of DENTSPLY International, Inc. The agreement provides for PracticeWorks to acquire all of the outstanding membership interests of SoftDent, LLC in exchange for issuing 32,000 shares of 6.5% series A convertible redeemable preferred stock in PracticeWorks, which is convertible into 9.8% of PracticeWorks common stock and is redeemable for $32.0 million after five years if not converted. The acquisition closed subsequent to December 31, 2000 (see
Note 14).

4. RESTRUCTURING AND OTHER CHARGES

     The 2000 Plan. On August 1, 2000, InfoCure announced its plans to restructure each of its medical and dental operating divisions, VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarter of 2000, the Division closed or consolidated 11 facilities and terminated approximately 145 employees. The Division recorded approximately $3.1 million in restructuring costs in 2000 summarized in the table below.

     The terminated leases have various expiration dates through 2005 and the other costs will be substantially paid in the first half of 2001.

     The 1999 Plan. In the fourth quarter of 1999, InfoCure decided to restructure its business into medical and dental divisions, changed its product strategy to begin development of ASP applications and Internet solutions, decided to transition to a subscription based-pricing model and completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization related to acquisitions completed during 1999, which was completed in the second quarter of 2000, to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees. As summarized in the table below, the Division recorded approximately $816,000 and $940,000 during the years ended December 31, 2000 and 1999, respectively, in restructuring costs in connection with the 1999 restructuring in accordance with EITF No. 94-3.

     In accordance with EITF No. 94-3, the Division recognized approximately $281,000 in severance and other termination benefits in 1998 for restructuring charges relating to the 1997 restructuring. Additionally, the Division recognized $750,000 in final settlement of the contingent consideration.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                                       RESERVE                    COSTS       RESERVE                    COSTS       RESERVE
                                       BALANCE                   APPLIED      BALANCE                   APPLIED      BALANCE
                                     DECEMBER 31,   ADDITIONS    AGAINST    DECEMBER 31,   ADDITIONS    AGAINST    DECEMBER 31,
                                         1997       TO RESERVE   RESERVES       1998       TO RESERVE   RESERVES       1999
                                     ------------   ----------   --------   ------------   ----------   --------   ------------
2000 PLAN
Facility closure and
 consolidation.....................       $--         $   --     $    --         $--          $ --       $  --         $ --
Compensation costs for severance
 and other termination benefits....       --              --          --         --             --          --           --
Other asset write-downs and
 costs.............................       --              --          --         --             --          --           --
                                          --          ------     -------         --           ----       -----         ----
   2000 Plan Total.................       --              --          --         --             --          --           --
                                          --          ------     -------         --           ----       -----         ----
1999 PLAN
Facility closure and
 consolidation.....................       --              --          --         --             95          --           95
Compensation costs for severance
 and other termination benefits....       --              --          --         --             48         (48)          --
Contingent consideration payable to
 former stockholders of entities
 whose products were discontinued
 as part of the consolidation and
 restructuring.....................       --              --          --         --            700        (350)         350
Other asset write-downs and
 costs.............................       --              --          --         --             97         (97)          --
                                          --          ------     -------         --           ----       -----         ----
   1999 Plan Total.................       --              --          --         --            940        (495)         445
                                          --          ------     -------         --           ----       -----         ----
1997 PLAN
Compensation costs for severance
 and other termination benefits....       --             281        (281)        --             --          --           --
Contingent consideration payable to
 former stockholders of entities
 whose products were discontinued
 as part of the consolidation and
 restructuring.....................       --             750        (750)        --             --          --           --
                                          --          ------     -------         --           ----       -----         ----
   1997 Plan Total.................       --           1,031      (1,031)        --             --          --           --
                                          --          ------     -------         --           ----       -----         ----
                                          $--         $1,031     $(1,031)        $--          $940       $(495)        $445
                                          --          ------     -------         --           ----       -----         ----

                                                   COSTS       RESERVE
                                                  APPLIED      BALANCE
                                     ADDITIONS    AGAINST    DECEMBER 31,
                                     TO RESERVE   RESERVES       2000
                                     ----------   --------   ------------
2000 PLAN
Facility closure and
 consolidation.....................    $1,312     $   (90)      $1,222
Compensation costs for severance
 and other termination benefits....     1,691      (1,074)         617
Other asset write-downs and
 costs.............................        50         (50)          --
                                       ------     -------       ------
   2000 Plan Total.................     3,053      (1,214)       1,839
                                       ------     -------       ------
1999 PLAN
Facility closure and
 consolidation.....................        14        (109)          --
Compensation costs for severance
 and other termination benefits....       628        (628)          --
Contingent consideration payable to
 former stockholders of entities
 whose products were discontinued
 as part of the consolidation and
 restructuring.....................        --        (350)          --
Other asset write-downs and
 costs.............................       174        (174)          --
                                       ------     -------       ------
   1999 Plan Total.................       816      (1,261)          --
                                       ------     -------       ------
1997 PLAN
Compensation costs for severance
 and other termination benefits....        --          --           --
Contingent consideration payable to
 former stockholders of entities
 whose products were discontinued
 as part of the consolidation and
 restructuring.....................        --          --           --
                                       ------     -------       ------
   1997 Plan Total.................        --          --           --
                                       ------     -------       ------
                                       $3,869     $(2,475)      $1,839
                                       ------     -------       ------

IMPAIRMENT AND OTHER NON-RECURRING CHARGES

     Concurrent with the 2000 plan of restructuring, the Division recorded an impairment charge of approximately $500,000 relating to assets that will be abandoned due to the closing of facilities. The Division also recorded a non-recurring charge of approximately $1.5 million to write-down inventory to its estimated net realizable value based on a planned bulk lot disposal as a result of the Division's decision to discontinue selling hardware and hardware support in certain of its business lines in connection with its new hardware agreement with Dell Computer Corporation entered into on August 1, 2000. This agreement provides that Dell will be the exclusive supplier of computer hardware and related products for the Intel platform to the Division's customers.

     The Division also recorded a non-recurring charge of $1.4 million for costs related to the Spin-Off and estimates incurring an additional $1.6 million in the first quarter of 2001 (Notes 1 and 14).

     In connection with the 1999 plan of restructuring and the change in product strategy, management also re-evaluated the carrying value of its investment in capitalized software. As a result, the Division recorded an impairment charge during 1999 of $874,000 to write-off of capitalized software.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. PROPERTY AND EQUIPMENT

     Major classes of property and equipment consisted of the following:

                                                                           DECEMBER 31,
                                                           ESTIMATED     -----------------
                                                          USEFUL LIVES    2000      1999
                                                          ------------   -------   -------
                                                            (YEARS)       (IN THOUSANDS)
Buildings...............................................     40          $    --   $ 1,883
Office and computer equipment...........................   3 - 5           5,050     2,193
Furniture and fixtures..................................   5 - 7             791       733
Leasehold improvements and other........................   3 - 5             209       302
                                                                         -------   -------
                                                                           6,050     5,111
Less accumulated depreciation...........................                  (1,930)   (3,065)
                                                                         -------   -------
                                                                         $ 4,120   $ 2,046
                                                                         =======   =======

     Depreciation expense was approximately $929,000, $900,000, and $800,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with the restructuring plans described in Note 4, the Division disposed of property and equipment, primarily office and computer equipment, with a net book value of approximately $500,000 and $97,000 for the years ended December 31, 2000 and 1999.

6. OTHER INTANGIBLE ASSETS

     Other intangible assets consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Purchased technology........................................  $6,741   $6,530
Capitalized software development costs......................   1,554    1,118
Loan costs..................................................   1,298      423
Other.......................................................     208      102
                                                              ------   ------
                                                               9,801    8,173
Less accumulated amortization...............................    (588)    (367)
                                                              ------   ------
                                                              $9,213   $7,806
                                                              ======   ======

     In the fourth quarter of 1999, InfoCure acquired technology for delivering practice management applications in an ASP delivery model in exchange for cash and common stock aggregating approximately $6.5 million. This technology will be utilized by the Division's research and development staff in the development of its own ASP applications. At the time of acquisition, the software had reached technological feasibility and was in beta testing at three pilot sites. Costs to complete this technology will be capitalized until products are ready for general release, scheduled for the second quarter of 2001, and then will be amortized over the products' estimated useful life. As described in Note 4, approximately $874,000 of capitalized software was written off in 1999 as a result of this change in product strategy. The remaining capitalized software development costs relate to products not being replaced, primarily those related to various e-commerce applications.

     Amortization of capitalized software charged to operations was approximately $432,000, $267,000, and $135,000 for the years ended December 31, 2000, 1999, and 1998, respectively. As discussed in Note 8, approximately $110,000 was allocated to the Division for the write-off of unamortized loan costs in conjunction with the April 1999 prepayment of InfoCure's acquisition credit facility.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Additional purchase price consideration.....................  $   --   $4,400
Compensation................................................   1,733    1,473
Interest....................................................     578      426
Taxes, other than income....................................      96       93
Professional fees...........................................     630      320
Marketing...................................................     285      236
Utilities...................................................     161       74
Other.......................................................     841      459
                                                              ------   ------
                                                              $4,324   $7,481
                                                              ======   ======

8. LONG-TERM DEBT

     The amounts recorded as notes payable and other long-term debt attributable to the Division represent borrowings under Infocure's credit facility or other note agreements which were used primarily to acquire the Contributed Businesses and other Division assets. Long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                                               (IN THOUSANDS)
Notes payable, FINOVA Capital Corporation ("FINOVA")........  $20,690   $8,604
Other.......................................................      604    1,126
                                                              -------   ------
                                                               21,294    9,730
Less current portion........................................   (1,055)    (116)
                                                              -------   ------
                                                              $20,239   $9,614
                                                              =======   ======

     Under provisions of an agreement dated August 1999 and amended August 2000, InfoCure has a $100.0 million credit facility with FINOVA consisting of a revolving loan for the funding of the acquisition program and a term loan for certain real estate purchases (as amended, the "InfoCure Credit Facility"). The total amount outstanding under this facility was $55.0 and $36.8 million as of December 31, 2000 and 1999, respectively. The credit facility has a five-year term and is collateralized by substantially all of InfoCure's, and PracticeWorks', assets, cash flows and any assets of companies acquired in the future. Interest accrues at an annual rate based, at InfoCure's option, on prime plus 0.5% to 1.25% or LIBOR plus 2.0% to 2.75%, depending on the achievement of certain debt service ratios. At December 31, 2000, the rate was 10.75%. The agreement provides for mandatory prepayments based upon achieving certain defined levels of cash flows and contains certain restrictive covenants. InfoCure was not in compliance with certain pre-amendment financial covenants contained in the credit facility as of June 30, 2000 and received a waiver for such non-compliance. The InfoCure Credit Facility was amended in August 2000 to eliminate certain financial covenants and establish new financial covenants. At December 31, 2000, InfoCure was in compliance with the new financial covenants. In connection with the Spin-Off subsequent to December 31, 2000, PracticeWorks entered into its own credit facility agreement with FINOVA with similar terms to the InfoCure Credit Facility (Note 14).

     InfoCure's previous credit facility was repaid in April 1999 with proceeds from the sale of its common stock. In connection with this early retirement of debt, an extraordinary item was recognized for the

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

unamortized portion of the loan costs and prepayment costs which aggregated approximately $4.9 million and, net of estimated tax effect, totaled approximately $2.9 million. The Division was allocated approximately $72,000, net of estimated tax effect, based on its respective share of the borrowings.

     As of December 31, 2000, future maturities of long-term debt are as follows:

YEAR                                                              AMOUNT
- ----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 1,055
2002........................................................       4,741
2003........................................................       4,138
2004........................................................      11,360
                                                                 -------
                                                                 $21,294
                                                                 =======

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     PracticeWorks leases office facilities and certain equipment under operating leases having original terms ranging from one to seven years. Approximate future minimum rentals, by year and in the aggregate, under noncancellable operating leases with remaining terms of more than one year that relate to facilities and equipment utilized by the Division are as follows:

YEAR                                                              AMOUNT
- ----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................      $1,267
2002........................................................         963
2003........................................................         794
2004........................................................         406
2005........................................................         192
                                                                  ------
          Total.............................................      $3,622
                                                                  ======

     Rent expense was approximately $1.5 million, $528,000, and $323,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

EMPLOYEE BENEFIT PLAN

     The Division's eligible employees may participate in a plan known as the InfoCure 401(k) Plan (the "Plan"). Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. InfoCure may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service. The Division's expense related to employee benefit plans for the years ended December 31, 2000, 1999 and 1998 were $550,000, $680,000, and $205,000, respectively. InfoCure made the contributions for the years ended December 31, 2000, 1999 and 1998 in the following year through the issuance of InfoCure common stock.

LEGAL PROCEEDINGS

     From time to time, PracticeWorks is involved in various legal proceedings relating to claims arising in the ordinary course of its business. There are no material legal proceedings to which PracticeWorks is a party and management is unaware of any contemplated actions against PracticeWorks. However, pursuant to the

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Agreement and Plan of Distribution, PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against InfoCure by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that InfoCure breached the terms of a registration rights agreement whereby InfoCure was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of InfoCure's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of InfoCure and tort claims against InfoCure as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of InfoCure's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss certain of plaintiff's tort and contract claims was filed by InfoCure on March 19, 2001. InfoCure believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously. Management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on our financial condition.

10. STOCK COMPENSATION PLANS

     InfoCure has stock option plans under which the Division's employees and directors may be granted options to purchase common stock. Options are granted at not less than the fair market value at grant date (110% of such value for 10% stockholders). Options vest ratably over the four-year period beginning on the grant date and expire ten years from the grant date.

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995.

     Management has elected to account for its stock options under the intrinsic value method as outlined in APB No. 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because InfoCure's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value for InfoCure's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each year in the three year period ended December 31, 2000.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
Risk-free interest rate.....................................   5.2%      6.2%     6.0%
Dividend yield..............................................   0.0       0.0      0.0
Volatility factor...........................................  76.7     119.0     58.0
Weighted average expected life (in years)...................     4         4        4

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Division's pro forma information, based on the options to be held by the Division's employees, is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Pro Forma Net Income (Loss):
  As reported........................................  $(29,440)   $ 2,308    $(2,495)
  Pro forma..........................................   (35,001)    (1,446)    (3,052)

11. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $    --    $1,316    $  420
  State.................................................       --       291        90
                                                          -------    ------    ------
          Total current expense.........................       --     1,607       510
                                                          -------    ------    ------
Deferred:
  Federal...............................................   (9,928)      138      (619)
  State.................................................   (1,833)       19       (83)
  Change in deferred tax asset valuation allowance(a)...    7,362        --      (285)
                                                          -------    ------    ------
          Total deferred expense (benefit)..............   (4,399)      157      (987)
                                                          -------    ------    ------
          Total income tax expense (benefit) before
            extraordinary item..........................   (4,399)    1,764      (477)
Income tax benefit on extraordinary item................       --        38        --
Pro forma tax adjustments for pooled companies..........       --       384     1,350
                                                          -------    ------    ------
          Provision (benefit) for income taxes..........  $(4,399)   $2,186    $  873
                                                          =======    ======    ======

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Current:
  Deferred tax assets:
     Allowance for doubtful accounts........................  $  430    $203
     Deferred revenue and customer deposits.................      --     246
     Accrued restructuring costs............................     713     211
     Accrued expenses.......................................       4       9
                                                              ------    ----
          Total current deferred tax assets.................  $1,147    $669
                                                              ======    ====
Noncurrent:
  Deferred tax assets:
     Basis difference of goodwill...........................  $4,029    $108
     Net operating loss carryforwards(a)....................   7,362      --
     Valuation allowance(a).................................  (7,362)     --
                                                              ------    ----
          Total noncurrent deferred tax assets..............  $4,029    $108
                                                              ------    ----
                                                              $5,176    $777
                                                              ======    ====

     The Division's effective income tax rate varied from the U.S. federal statutory rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000       1999      1998
                                                         --------    ------    ------
                                                                (IN THOUSANDS)
Expected tax (benefit) expense.........................  $(11,505)   $1,552    $ (552)
Increase (decrease) in income taxes resulting from:
  State income taxes...................................    (1,209)      213       (76)
  Nondeductible goodwill amortization..................     1,139       104       372
  Other, net...........................................      (186)      (67)       64
  Effect of operations of pooled companies which were
     pass-through entities.............................        --       384     1,350
  Change in deferred tax asset valuation
     allowance(a)......................................     7,362        --      (285)
                                                         --------    ------    ------
     Net income tax (benefit) expense..................  $ (4,399)   $2,186    $  873
                                                         ========    ======    ======

     (a) As a result of the Spin-Off, the net operating loss carryforwards generated by PracticeWorks through the Distribution Date will remain with InfoCure, the parent company (see Note 14). Consequently, the Division has recorded a valuation allowance to fully reserve these net operating loss carryforwards.

     As discussed in Notes 1 and 3, acquisitions attributed to the Division included five companies accounted for as pooling of interests. Four of these five companies were pass-through entities for tax purposes in which the then-owners agreed to report their share of income or loss in their respective individual income tax returns. Upon their acquisition, the pass-through tax status terminated. Pro forma net income (loss) is presented in the statement of operations as if each of these entities had been a taxable corporation during the periods presented.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12. SUPPLEMENTAL CASH FLOW INFORMATION

     All cash payments for interest and income taxes were made by InfoCure on behalf of the Division. All equity instruments issued in conjunction with historical business acquisitions attributed to the Division were issued by InfoCure. Accordingly, there are no significant non-cash transactions.

13. SEGMENT INFORMATION

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     PracticeWorks is an information management technology provider and has three reportable operating segments: dental, orthodontic and oral and maxillofacial. The three reportable segments are strategic market units that are offered similar products and services. These segments were determined based on the customers and the markets that PracticeWorks serves.

     Performance measurement and resource allocation for the reportable operating segments are based on revenues. PracticeWorks employs shared-service concepts to realize economies of scale and efficient use of resources and does not allocate these to the operating segments. Consequently, the table below summarizes the revenues by reportable operating segment. The accounting policies, specifically the revenue recognition policies, of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (Note 2).

REPORTABLE SEGMENTS:

                                                                               ORAL AND      CONSOLIDATED
                                                     DENTAL    ORTHODONTIC   MAXILLOFACIAL      TOTALS
                                                     -------   -----------   -------------   ------------
Revenue for year ended December 31:
  2000.............................................  $19,634     $14,945        $ 5,436        $40,015
  1999.............................................   11,988      25,940         16,663         54,591
  1998.............................................   10,492      24,020          8,975         43,487

     For the years ended 2000, 1999 and 1998, no individual customer accounted for more than 10% of PracticeWork's net revenues.

     The Division's international operations are conducted principally in Europe and began during 2000. The revenue derived from international operations was less than 5.0% of the total revenues of the Division.

14. SUBSEQUENT EVENTS

DISTRIBUTION OF PRACTICEWORKS COMMON STOCK

     On March 5, 2001, (the "Distribution Date") InfoCure completed the pro rata distribution of the common stock of PracticeWorks to its stockholders in a tax-free distribution, effective 11:59 p.m. (the "Distribution"). Immediately prior to the Distribution, InfoCure transferred to PracticeWorks the Division's assets and liabilities, consisting of InfoCure's information management technology business for dental, orthodontic, and oral and maxillofacial surgery practices. The Distribution was effected through a dividend of all of PracticeWorks' issued and outstanding shares, to InfoCure's stockholders of record as of February 21, 2001 (the "Record Date"). InfoCure's stockholders received one share of PracticeWorks common stock for every four shares of InfoCure common stock owned as of the Record Date.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Concurrent with the Distribution, PracticeWorks borrowed approximately $21.6 million under a credit facility executed with FINOVA (the "PracticeWorks Credit Facility"). The amount equal to the outstanding amounts under the InfoCure Credit Facility was attributed to PracticeWorks on the Distribution Date. The terms of the PracticeWorks Credit Facility are similar to the terms of the InfoCure Credit Facility. See Note 8 for a description of the terms of the InfoCure Credit Facility. In addition, InfoCure employees who became PracticeWorks employees in the Distribution, holding approximately 7.4 million InfoCure employee stock options, exchanged their InfoCure employee stock options for approximately 3.5 million PracticeWorks employee stock options (see "Employee Benefits and Compensation Allocation Agreement" below).

     For purposes of governing certain of the ongoing relationships between PracticeWorks and InfoCure and to provide for an orderly transition to the status of two independent companies, PracticeWorks and InfoCure entered into various agreements. A brief description of certain of the material agreements follows:

          Distribution Agreement. Prior to the Distribution Date, InfoCure and PracticeWorks entered into a Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the distribution and the exchange and other agreements relating to the continuing relationship between PracticeWorks and InfoCure after the distribution. Pursuant to the Distribution Agreement, InfoCure transferred to PracticeWorks all assets and liabilities relating to InfoCure's information management technology provider business for dentists, orthodontists and oral and maxillofacial surgeons.

          Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed and agreed to indemnify InfoCure against, all liabilities, litigation and claims, including related insurance costs, arising out of its business, and InfoCure retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of InfoCure's businesses. The foregoing obligations will not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

          The Distribution Agreement provides that each of InfoCure and PracticeWorks will be granted access to certain records and information in the possession of the other, and required the retention by each of InfoCure and PracticeWorks for a period of eight years following the distribution date of all such information in its possession. Also, the Distribution Agreement provided for a three-year period during which neither InfoCure nor PracticeWorks may solicit pre-existing customers or employees of the other party.

          Transition Services Agreement. InfoCure and PracticeWorks entered into a Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, InfoCure will provide to PracticeWorks services including insurance-related services and employee benefit services and PracticeWorks will provide to InfoCure services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll. The fees paid pursuant to the Transition Services Agreement will be equal to (a) a pro rata portion of the cost of providing the services, based solely on the number of employees of each company, with respect to payroll services and employee benefits services and (b) the aggregate of all expenses and costs attributable to the provision of the services, with respect to all other services. The Transition Services Agreement provided that each of InfoCure and PracticeWorks undertake to provide the same degree of care and diligence as it uses in providing these services to itself and its subsidiaries. Provision of any service under the Transition Services Agreement will terminate upon 30 days prior written notice by either company, or December 31, 2001, whichever is earlier.

          Tax Disaffiliation Agreement. InfoCure and PracticeWorks entered into a Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify InfoCure for any tax liability of PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify InfoCure for all taxes and liabilities incurred solely because (1) PracticeWorks breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion, which breach contributes to an Internal Revenue Service determination that the distribution and the exchange were not tax-free or (2) a post-distribution action or omission by PracticeWorks or an affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the distribution and the exchange were not tax-free. InfoCure will indemnify PracticeWorks for all taxes and liabilities incurred solely because (1) InfoCure breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion, which breach contributes to an Internal Revenue Service determination that the distribution and the exchange were not tax-free, or (2) a post-Distribution action or omission by InfoCure or an affiliate contributes to an Internal Revenue Service determination that the Distribution and the exchange were not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, InfoCure and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

          PracticeWorks will also indemnify InfoCure for any taxes resulting from any internal realignment undertaken to facilitate the distribution and the exchange on or before the distribution date. Any such taxes are not expected to be material.

          Employee Benefits and Compensation Allocation Agreement. InfoCure and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contained provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase InfoCure common stock held by InfoCure employees who became PracticeWorks employees. This agreement provides that InfoCure options held by InfoCure employees who became PracticeWorks employees may be replaced by PracticeWorks options. Employees whose InfoCure options were fully vested as of the Distribution Date had the right to surrender their InfoCure options for options to purchase PracticeWorks common stock for a period of 20 days following the Distribution Date. Any InfoCure employees who become our employees who chose not to surrender their vested InfoCure options during this time period will continue to hold InfoCure options which, if not exercised, will expire June 3, 2001, or 90 days after the Distribution Date. Employees who were not fully vested in InfoCure options as of the Distribution Date had their InfoCure options exchanged for PracticeWorks options as of the Distribution Date. The option price for the number for the shares of PracticeWorks common stock subject to each option will be determined by dividing the option price for the related InfoCure option by the PracticeWorks conversion factor, and the number of shares of PracticeWorks common stock subject to each PracticeWorks option will be determined by multiplying the number of shares subject to the related InfoCure option by the PracticeWorks conversion factor. The PracticeWorks conversion factor is a number equal to (1) the closing price of InfoCure common stock on the Nasdaq National Market on the distribution date, divided by (2) the opening price of the PracticeWorks common stock on the American Stock Exchange on the day following the distribution date. Based upon these values, the conversion factor was 0.47530. InfoCure employees who became PracticeWorks employees in the Distribution, holding approximately 7.4 million InfoCure employee stock options exchanged their InfoCure employee stock options for approximately 3.5 million PracticeWorks employee stock options, thereby canceling the InfoCure employee stock options. No compensation expense resulted from the conversion of these options.

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

CRESCENT INVESTMENT

     In March 6, 2001, PracticeWorks issued 100,000 shares of its series C convertible redeemable preferred stock for $5.0 million to Crescent International Ltd. in a private placement. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require PracticeWorks to redeem the series C convertible redeemable preferred stock at a 175% premium to the liquidation preference. PracticeWorks will recognize an accretive dividend of approximately $938,000 annually related to this feature for four years which will adversely impact earnings per share. The series C convertible redeemable preferred stock is not convertible for one year after issuance. During the second year after issuance, holders will not be entitled to obtain more than 20% of PracticeWorks common stock upon conversion. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of their shares. The holders will also receive certain registration rights in connection with the investment.

INFOSOFT ACQUISITION

     On March 7, 2001, PracticeWorks closed on the acquisition of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc., a wholly-owned subsidiary of DENTSPLY International, Inc. In connection with the acquisition, Ceramco received $32.0 million of PracticeWorks' 6 1/2 % convertible redeemable preferred stock. These preferred shares are convertible into PracticeWorks common stock and are redeemable for cash after five years if not converted.

15.  QUARTERLY INFORMATION (UNAUDITED)

                                                       THREE MONTHS ENDED
                                      ----------------------------------------------------     YEAR ENDED
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                      ---------   --------   -------------    ------------    ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000(a)
Total revenue.......................   $ 9,820    $10,196       $ 9,836         $ 10,163        $ 40,015
Net loss............................    (2,958)    (5,708)       (8,014)(b)      (12,760)(b)     (29,440)
Shares used in computing per share
  amounts...........................     8,194      8,317         8,544            8,570           8,384
Basic and diluted earnings per
  share.............................     (0.37)     (0.69)        (0.94)           (1.49)          (3.51)
1999(a)
Total revenue.......................   $12,120    $14,461       $14,783         $ 13,227        $ 54,591
Net (loss) income before
  extraordinary item................      (310)     1,939         2,560           (1,809)(c)       2,380
Shares used in computing per share
  amounts...........................     5,265      7,054         7,755            7,922           6,994
Basic and diluted (loss) earnings
  per share before extraordinary
  item..............................     (0.06)      0.28          0.33            (0.23)           0.34

- ---------------

(a) As discussed in Note 3, several business acquisitions were attributed to the Division in 1999 and 2000.

(b) The Division recorded restructuring, impairment and other non-recurring charges approximating $5.8 million in the third and fourth quarters of 2000 and approximately $1.4 million in non-recurring professional fees and other costs related to the spin-off in the fourth quarter of 2000 (see Note 4). The Division also recorded a valuation allowance of approximately $7.4 million on net deferred tax assets in the fourth quarter of 2000 representing the cumulative net operating loss carryforwards generated by PracticeWorks through December 31, 2000 which will remain with InfoCure subsequent to the Distribution (see Note 14).

                                 PRACTICEWORKS
                      (A DIVISION OF INFOCURE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(c) The Division recorded restructuring charges approximating $1.8 million in the fourth quarter of 1999 (see Note 4). Additionally, the Division changed the estimated useful life of goodwill to three years from 15 years (see Note
    2).