Form 10-Q
period 2001-03-31
PRACTICE WORKS INC
filed 2001-05-15
CIK 1121786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


                                       or


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.


                        Commission File Number: 001-16079
                                                ---------

                               PracticeWorks, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                    52-2259090
                    --------                                    ----------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

         1765 The Exchange, Suite 200  Atlanta, Georgia            30339
         ----------------------------------------------            -----
            (Address of principal executive offices)             (Zip code)


                                 (770) 850-5006
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 9,117,194 as of May 4, 2001.

                               PRACTICEWORKS, INC.

                                INDEX TO CONTENTS


         DESCRIPTION OF CONTENTS                                                        PAGE NUMBER
         -----------------------                                                        -----------

PART I - Financial Information

         Item 1 - Financial Statements of PracticeWorks, Inc.                                3

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     11

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                18


PART II - Other Information

         Item 1 - Legal Proceedings                                                         18

         Item 2 - Changes in Securities and Use of Proceeds                                 19

         Item 3 - Defaults Upon Senior Securities                                           20

         Item 4 - Submission of Matters to a Vote of Security Holders                       20

         Item 5 - Other Information                                                         20

         Item 6 - Exhibits and Reports on Form 8-K                                          20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2001               2000
                                                                              -----------       ------------
                                                                              (UNAUDITED)

                                               ASSETS
Current:
    Cash and cash equivalents                                                 $  7,135          $  3,979
    Accounts receivable-trade, net of allowance of $1,452 and $1,103             7,590             8,097
    Other receivables                                                            1,169               979
    Deferred tax assets                                                            987             1,147
    Prepaid expenses and other current assets                                    1,308             1,080
                                                                              --------          --------
            Total current assets                                                18,189            15,282
Property and equipment, net of accumulated depreciation
    of $3,395 and $1,930                                                         6,289             4,120
Goodwill, net of accumulated amortization of
    $24,314 and $19,643                                                         46,996            33,571
Other intangible assets, net of accumulated amortization
    of $837 and $588                                                            15,545             9,769
Deferred tax assets                                                              4,370             4,029
Advances to pending acquisition                                                  1,650             1,550
Other assets                                                                       320               201
                                                                              --------          --------
                                                                              $ 93,359          $ 68,522
                                                                              ========          ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  5,113          $  1,483
    Accrued expenses                                                             4,605             4,324
    Accrued restructuring costs                                                  1,079             1,839
    Deferred revenue and customer deposits                                      10,636             9,753
    Current portion of long-term debt                                            2,126             1,055
                                                                              --------          --------
            Total current liabilities                                           23,559            18,454
Long-term debt, less current portion                                            20,031            20,239
                                                                              --------          --------
            Total liabilities                                                   43,590            38,693
                                                                              --------          --------

Commitments and contingencies

Convertible redeemable preferred stock, $0.01 par value; 20,000,000 shares authorized:
    Series A 6.5% convertible redeemable preferred; $32,000 liquidation preference and redemption value; 32,000 shares issued and outstanding at March 31, 2001; carrying value includes accumulated dividends of
       $136 and is net of $10,855 unamortized discount                          21,281                --
                                                                              --------          --------

    Series C convertible redeemable preferred; $5,000 liquidation preference and redemption value; 100,000 shares issued and outstanding at
       March 31, 2001; carrying value includes $52 estimated accrued
       redemption premium                                                        5,052                --
                                                                              --------          --------

Stockholders' equity:
    Common stock $0.01 par value, 100,000,000 authorized,
       8,783,814 issued and outstanding at March 31, 2001                           88                --
    Additional paid-in capital (Note 1)                                         26,989                --
    InfoCure Corporation equity                                                     --            29,720
    Accumulated deficit                                                         (3,576)               --
    Accumulated other comprehensive (loss) income                                  (65)              109
                                                                              --------          --------
            Total stockholders' equity                                          23,436            29,829
                                                                              --------          --------

                                                                              $ 93,359          $ 68,522
                                                                              ========          ========


     See accompanying notes to condensed consolidated financial statements.

                               PRACTICEWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2001                2000
                                                             --------            --------
Revenue:
    Recurring                                                $  8,235            $  5,427
    Non-recurring                                               3,582               4,393
                                                             --------            --------
Total revenue                                                  11,817               9,820
                                                             --------            --------

Operating expense:
    Hardware and other purchases for resale                     1,447               1,296
    Selling, general and administrative                        10,212               8,520
    Research and development                                      726                 654
    Depreciation and amortization                               5,314               3,293
    Restructuring and other non-recurring charges               2,120                 778
    Gain on disposal of fixed assets                               --                (640)
                                                             --------            --------
Total operating expense                                        19,819              13,901
                                                             --------            --------

Operating loss                                                 (8,002)             (4,081)
Interest expense and other, net                                   625                 379
                                                             --------            --------
Loss before income taxes                                       (8,627)             (4,460)
Income tax benefit                                                 --              (1,502)
                                                             --------            --------

Net loss                                                       (8,627)             (2,958)

Accrued and accretive dividends on preferred stock                333                  --
                                                             --------            --------

Net loss available to common shareholders                    $ (8,960)           $ (2,958)
                                                             ========            ========

Loss per share - basic and diluted                           $  (1.03)           $  (0.36)
                                                             ========            ========

Weighted average shares outstanding:
    Basic and diluted                                           8,685               8,194
                                                             ========            ========


     See accompanying notes to condensed consolidated financial statements.

                               PRACTICEWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNT)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    2001                2000
                                                                                  --------            --------
CASH PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                                     $ (8,627)           $ (2,958)
     Adjustments to reconcile net loss to cash flows provided by operating activities:
        Restructuring and other charges                                               (310)                 --
        Depreciation and amortization                                                5,314               3,293
        Provision for doubtful accounts                                                517                  --
        Gain on disposal of fixed assets                                                --                (640)
        Deferred taxes                                                                  --              (1,502)
        Changes in current assets and liabilities, net of acquisitions:
           Trade and other receivables                                                 266               1,613
           Prepaid expenses and other current assets                                   (90)                 33
           Accounts payable and accrued expenses                                     3,414                 275
           Deferred revenue and customer deposits                                     (436)                248
                                                                                  --------            --------
     Cash provided by operating activities                                              48                 362
                                                                                  --------            --------

CASH USED IN INVESTING ACTIVITIES:
     Cash paid for acquisitions                                                       (673)             (6,080)
     Additional purchase price consideration                                            --              (4,400)
     Property and equipment expenditures                                              (233)               (598)
     Cash paid for other intangible assets                                            (669)                (31)
     Advances to pending acquisition                                                  (100)               (500)
     Other                                                                            (117)                 73
                                                                                  --------            --------
     Cash used in investing activities                                              (1,792)            (11,536)
                                                                                  --------            --------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Net cash advances from InfoCure                                                   344               4,705
     Proceeds from sale of series C convertible
       redeemable preferred stock,net                                                4,741                  --
     Borrowings of long-term debt                                                       --               7,663
     Payment of loan costs                                                            (183)                 --
                                                                                  --------            --------
     Cash provided by financing activities                                           4,902              12,368
                                                                                  --------            --------

Effect of exchange rate changes on cash and cash equivalents                            (2)                 --
                                                                                  --------            --------

Net increase in cash and cash equivalents                                            3,156               1,194
Cash and cash equivalents, beginning of period                                       3,979               2,527
                                                                                  --------            --------
Cash and cash equivalents, end of period                                          $  7,135            $  3,721
                                                                                  ========            ========


NONCASH TRANSACTIONS:
     Convertible redeemable preferred stock issued
       for acquisition, net of discount                                           $ 21,000            $     --
     Issuance of 8,754,937 shares of common stock in exchange for
        net assets at time of spin-off                                              26,600                  --
     InfoCure common stock issued for acquisitions                                      --               2,386
     Disposal of building under capital lease obligation                                --              (1,109)
                                                                                  ========            ========

ADDITIONAL CASH FLOW INFORMATION:
     Interest paid                                                                $      9            $     --
                                                                                  ========            ========

     See accompanying notes to condensed consolidated financial statements.

                               PRACTICEWORKS, INC.
                NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL
                             STATEMENTS -- UNAUDITED

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         PracticeWorks, Inc. was incorporated in Delaware on August 10, 2000 as a wholly owned subsidiary of InfoCure Corporation. On March 5, 2001 (the "Spin-Off Date"), InfoCure completed the pro rata distribution of the all of the outstanding shares of PracticeWorks' common stock to its stockholders in a tax-free distribution (the "Spin-Off"). The Spin-Off was effected through the dividend of one share of PracticeWorks common stock for every four shares of InfoCure common stock held by InfoCure stockholders of record as of February 21, 2001. Immediately prior to the Spin-Off, InfoCure transferred to PracticeWorks the assets and liabilities of its information management technology business for dental, orthodontic and oral and maxillofacial surgery practices, including its interests in all wholly owned subsidiaries engaged in such business. Results of operations prior to the Spin-Off are those of PracticeWorks, a division of InfoCure, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term "PracticeWorks" or the "Company" means PracticeWorks, a division of InfoCure Corporation, for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

         The information presented at March 31, 2001, and for the three months ended March 31, 2001 and 2000 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2000, (the "Form 10-K"). The results for the quarter ended March 31, 2000 and for the period through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of InfoCure. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

         The Company is a provider of information management technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and in Canada, Europe and Australia. The Company's offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These systems are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. The Company is currently developing new practice management applications, tailored to the needs of dental, orthodontic and oral and maxillofacial surgery customers that can be delivered through its application services provider, or ASP, delivery model and other Internet-based applications and services.

NOTE 2.  REVENUE

         The Company reports two types of revenue: recurring and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services (electronic data interchange ("EDI" transactions) and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

NOTE 3.  BUSINESS COMBINATIONS

         As reported in the Company's Form 10-K, InfoCure completed three acquisitions during the first quarter of 2000 and an additional three during the second quarter of 2000. These acquisitions were accounted for as purchases and attributed to the Company in conjunction with the Spin-Off. Additionally, on March 7, 2001, the Company acquired the membership interests of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc. ("Ceramco"), a wholly owned subsidiary of DENTSPLY International, Inc. ("DENTSPLY"), for which the aggregate consideration was approximately $32.7 million represented by 32,000 shares of the Company's series A convertible redeemable preferred stock and transaction costs. This transaction was also accounted for as a purchase. The following unaudited pro forma information presents the results of operations of the Company as if the foregoing acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------------
                                                                             2001                 2000
                                                                       ------------------   ----------------
                                                                      (In thousands, except per share amount)

PRO FORMA AMOUNTS
Revenue......................................                            $ 13,191               $14,558
Net loss available to common stockholders                                 (10,858)               (6,683)
Loss per common share - basic and diluted                                   (1.25)                (0.82)

PENDING ACQUISITION

         In October 1999, InfoCure entered into a definitive agreement to acquire Medical Dynamics, Inc. ("Medical Dynamics"), a dental practice management company. As amended, this agreement contemplates aggregate consideration of approximately $8.2 million comprised of the issuance of shares of PracticeWorks common and preferred stock, issuance of shares of InfoCure common stock and a small cash payment in exchange for all the outstanding equity interests of Medical Dynamics. The transaction is expected to close during the third quarter of 2001. In connection with this proposed transaction, as of March 31, 2001, InfoCure has advanced MEDY $1.65 million under terms of a loan agreement dated October 1999. PracticeWorks has assumed all obligations of InfoCure under the merger agreement except for InfoCure's obligation to issue approximately 878,000 shares of its common stock. InfoCure's issuance of these shares will be accounted for by PracticeWorks as an equity contribution to recognize the substance of the transaction as originally contemplated.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

         As reported on PracticeWorks' Form 10-K, InfoCure announced on August 1, 2000 its plans to restructure each of its dental and medical operating divisions, PracticeWorks and VitalWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarter of 2000, PracticeWorks closed or consolidated 11 facilities and terminated approximately 145 employees. The following table sets forth changes in the restructuring reserves during the three months ended March 31, 2001:

                                                              RESERVE                    COSTS         RESERVE
                                                              BALANCE    ADDITIONS/     APPLIED        BALANCE
                                                              DECEMBER   ADJUSTMENTS    AGAINST          MARCH
                                                              31, 2000   TO RESERVE     RESERVES      31, 2001
                                                              --------   ----------     --------      --------
                                                                                 (IN THOUSANDS)

Facility closure and consolidation ...................        $1,222        $(389)        $(200)        $  633
Compensation costs for severance and other termination
  benefits ...........................................           617           79          (250)           446
                                                              ------        -----         -----         ------
              Total ..................................        $1,839        $(310)        $(450)        $1,079
                                                              ======        =====         =====         ======

OTHER NON-RECURRING CHARGES

         During the three months ended March 31, 2001, the Company recorded other non-recurring charges of approximately $2.4 million related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off.

NOTE 5.  NOTES PAYABLE AND LONG TERM DEBT

         On March 5, 2001, concurrent with the Spin-Off, the Company borrowed approximately $21.6 million under a credit facility executed with FINOVA (the "Credit Facility") to repay amounts attributed to the Company under InfoCure's credit facility. The Credit Facility matures June 30, 2003 and is collateralized by substantially all of the Company's assets. Amounts outstanding will bear interest at a variable rate which, through June 30, 2001, is a margin equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to June 30, 2001, the margin increases to 1.75% and after January 1, 2002 increases to 2.25%. The original outstanding principal balance of the loan will amortize at 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the Credit Facility will be due in full on June 30, 2003.

         The Credit Facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. For a more detailed discussion of the Credit Facility, including the requirements, restrictions and covenants contained therein, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE 6.  INCOME TAXES

         During the three months ended March 31, 2001, the Company generated approximately $5.2 million in taxable losses. Approximately $3.2 million of these losses were generated prior to the Spin-Off and will remain with InfoCure. The remaining $2.0 million were generated subsequent to the Spin-Off and will be available to offset any future taxable income the Company generates. At March 31, 2001, the Company reported deferred tax assets of $5.4 million consisting of gross deferred tax assets of $6.7 million and a valuation allowance of $1.3 million. The gross deferred tax assets consisted of $5.9 million in temporary differences in the book and tax bases of certain assets and liabilities and $800,000 in net operating loss carryforwards. The Company has recorded a valuation allowance to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized.

NOTE 7.  STOCKHOLDERS' EQUITY

Common Stock

         The weighted average number of shares outstanding used in computing basic and diluted net loss per share for the three months ended March 31, 2001 was 8,685,081. The weighted average number of shares outstanding used in computing diluted net loss for the three months ended March 31, 2001 excludes approximately 975,000 shares of potentially issuable common stock assuming conversion of the series A preferred stock because such inclusion would be antidilutive. Potentially dilutive shares of 87,025 for exercise of options and warrants were also excluded from the diluted loss per share calculation because they were antidilutive.

         For purposes of computing the historical basic and diluted weighted average per share amounts for periods prior to the Spin-Off, PracticeWorks used the distribution ratio of 1/4 share of PracticeWorks common stock for every outstanding share of InfoCure common stock.

Series A Convertible Redeemable Preferred Stock Issued to Ceramco

         In connection with the acquisition of the InfoSoft division of DENTSPLY, PracticeWorks issued 32,000 shares of series A convertible redeemable preferred stock to Ceramco as consideration for the transfer of the membership interests in SoftDent, LLC representing the assets which were used in DENTSPLY's business of developing, marketing, licensing and supporting the SoftDent software product. These preferred shares have a stated redemption value of $32.0 million, accrue dividends at an annual rate of 6.5%, are convertible into approximately 9.8% of PracticeWorks outstanding common stock at the time of the Spin-Off, or approximately 975,000 shares, and are redeemable after five years if not converted. Ceramco also received certain registration rights in connection with this acquisition.

Series C Convertible Redeemable Preferred Stock Issued to Crescent

         On March 6, 2001, the Company issued 100,000 shares of its series C convertible redeemable preferred stock for $5.0 million to Crescent International Ltd. ("Crescent"). If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require the Company to redeem the series C convertible redeemable preferred stock at a 175% premium to the liquidation preference. The Company will recognize an accretive dividend of approximately $938,000 annually related to this feature for four years which will impact earnings per share. The series C convertible redeemable preferred stock is not convertible for one year after issuance. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of their shares based on a floating conversion price which is a function of our common stock's closing price. Holders will not be entitled to obtain more than 20% of the Company's common stock in the aggregate upon conversion. Crescent also received certain registration rights in connection with its investment.

Warrants

         In connection with the Spin-Off, the Company issued to the lender a warrant to purchase up to 98,750 shares of the Company's common stock at a price of $4.80 per share in connection with the antidilution provisions of existing warrants to purchase InfoCure common stock. This warrant is immediately exercisable and has an eight-year term. The estimated fair value of approximately $540,000 has been recorded as deferred loan costs and is being amortized over the life of the loan. No warrants had been exercised as of March 31, 2001.

         In connection with the Spin-Off, the Company issued to the investor a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $18.40 per share in connection with the antidilution provisions of existing warrants to purchase InfoCure common stock. The estimated fair value of this grant is nil. This warrant is immediately exercisable and has a four-year term. No warrants had been exercised as of March 31, 2001.

Contingently Issuable Shares

         As reported in PracticeWorks' Form 10-K, in connection with the Spin-Off, PracticeWorks assumed a portion of InfoCure's contingent obligation under a letter agreement between InfoCure and WebMD Corporation ("WebMD"), formerly Healtheon/WebMD, executed February 2000 whereby PracticeWorks may be obligated to issue up to 482,253 shares of PracticeWorks common stock to WebMD. These shares would represent the PracticeWorks common stock that WebMD would have been entitled to receive in the Spin-Off had it owned the full number of shares of InfoCure common stock on the record date. On March 8, 2001, InfoCure filed a lawsuit against WebMD alleging certain claims related to a dispute between the parties with respect to the letter agreement and a related marketing agreement. On March 2, 2001, InfoCure issued 1,929,012 shares of common stock to WebMD pursuant to the February 2000 letter agreement. The exact number of shares of PracticeWorks common stock to be delivered to WebMD, if any, will be determined through negotiations and/ or litigation regarding the InfoCure/WebMd February 2000 letter agreement and related marketing agreement.

NOTE 8.  SEGMENT INFORMATION

         SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

         The Company historically evaluated its business based on specialty group (i.e. dental, orthodontic, and oral) clients. The Company's business model has changed and reshaped these bases for evaluation. Effective in the first quarter of 2001, in connection with the Spin-Off, the Company changed the way it evaluates its business to reflect the new business model. Although the Company's products and services are similar, management believes that the delineation between the Company's revenue streams provides definition for reportable segments and is consistent with its newly adopted business model. Consequently, the Company has identified two reportable operating segments based on the criteria of SFAS No. 131: recurring revenue and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

         The Company also conducts operations in Europe and Australia. For the three months ended March 31, 2001, less than 10% of the Company's total revenues were generated outside the United States.

         The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and CEO its assets or capital expenditures by segments.

         The accompanying statements of operations disclose the financial information of the Company's reportable segments in accordance with SFAS No. 131 for the three months ended March 31, 2001 and 2000.

NOTE 9.  LEGAL PROCEEDINGS

         Pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off, PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against InfoCure by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that InfoCure breached the terms of a registration rights agreement whereby InfoCure was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of InfoCure's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of InfoCure and tort claims against InfoCure as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of InfoCure's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. On March 30, 2001, the court denied the plaintiff's motions for judgment on the pleadings with respect to plaintiffs' claim that InfoCure breached the terms of the registration rights agreement, and the court also denied InfoCure's motion to dismiss certain of the plaintiff's contract and tort claims in the case. InfoCure's management believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously. Management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on PracticeWorks' financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PracticeWorks, Inc. ("PracticeWorks" or "we") is an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of March 31, 2001, we had an installed base of approximately 61,000 providers, including 49,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 4,000 dentists worldwide.

         For the quarter ended March 31, 2000 and through March 5, 2001, we operated as a division of InfoCure Corporation ("InfoCure"). On March 5, 2001, InfoCure completed the pro rata distribution of all of the outstanding shares of PracticeWorks common stock to InfoCure stockholders. InfoCure currently owns none of our outstanding common stock.

         A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through March 5, 2001, InfoCure completed 18 acquisitions that were attributed to us in the Spin-Off. In addition on March 7, 2001, we acquired the membership interests of SoftDent, LLC ("InfoSoft"), the practice management subsidiary of Ceramco, Inc. ("Ceramco"), a wholly owned subsidiary of DENTSPLY International, Inc. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

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

         In connection with the InfoSoft acquisition, we issued 32,000 shares of our series A convertible redeemable preferred stock having a stated redemption value of $32.0 million. The shares of series A convertible redeemable preferred stock are convertible into a number of shares representing approximately 9.8% of our outstanding common stock at the time of the Spin-Off, or approximately 975,000 shares. If not converted, the holder can redeem the series A convertible redeemable preferred stock for $32.0 million after five years. Goodwill of approximately $17.7 million was recorded for this transaction based on preliminary estimates of the purchase price and will be amortized over an estimated useful life of three years. The fair value of the transaction, net of an estimated $11.0 million discount on the series A convertible redeemable preferred stock consideration, is approximately $21.7 million including transaction costs. The $11.0 million discount will be recognized over the five-year redemption period as an accretive dividend.

         In October 1999, InfoCure entered into an agreement to acquire Medical Dynamics, Inc. ("Medical Dynamics"). In connection with the Spin-Off, PracticeWorks assumed all of InfoCure's obligations under the Medical Dynamics merger agreement except for InfoCure's obligation to issue a specified number of shares of InfoCure common stock. In connection with the proposed acquisition, each Medical Dynamics stockholder of greater than 100 shares of Medical Dynamics common stock will receive 0.017183 shares of PracticeWorks common stock, 0.07558 shares of PracticeWorks series B convertible redeemable preferred stock and
0.06873 shares of InfoCure common stock in exchange for each share of Medical Dynamics common stock outstanding on a fully diluted basis on the date of the merger. Each holder of 100 or fewer shares of Medical Dynamics common stock will receive $0.75 in cash for each share of Medical Dynamics, which cash amount will be paid by PracticeWorks. Assuming 13.2 million shares of Medical Dynamics are outstanding on a fully diluted basis on the date of the acquisition, PracticeWorks will issue approximately 219,500 shares of PracticeWorks common stock and approximately 965,000 shares of PracticeWorks series B convertible redeemable preferred stock (with a stated redemption value of

$5.3 million) and will pay approximately $325,000 in cash as consideration for the merger. Assuming full conversion of the PracticeWorks series B convertible redeemable preferred stock, the PracticeWorks securities to be issued in connection with the Medical Dynamics merger will represent, in the aggregate, less than 2% of PracticeWorks' outstanding common stock at the time of the Spin-Off. InfoCure will issue approximately 878,000 shares of its common stock as a portion of the consideration for the merger. The estimated consideration for Medical Dynamics will be approximately $2.6 million in PracticeWorks and InfoCure common stock, approximately $5.3 million in PracticeWorks series B convertible redeemable preferred stock and approximately $325,000 in cash. The net consideration is approximately $7.5 million, including $300,000 in estimated transaction costs, $500,000 estimated value assigned to stock options being assumed and after giving effect to a $1.5 million discount applied to reduce the series B convertible redeemable preferred stock to approximate fair value. The purchase price will be allocated based on fair values of tangible assets and total liabilities assumed. PracticeWorks expects to record goodwill of $10 million to $11 million which will be amortized over three years. The $1.5 million discount will be recognized over the five-year redemption period as an accretive dividend. The Medical Dynamics acquisition is expected to close during the third quarter of 2001.

SEGMENT AND MARKET INFORMATION

         We report our results in two segments: recurring revenue and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services (including electronic data interchange, or "EDI" transactions, and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE (In thousands)

                                                             Percent               Percent     Dollar      Percent
Revenues for the three months ended March 31,      2001      of total     2000     of total    change      change
---------------------------------------------     -------    --------   --------   --------    ------      -------

Recurring                                         $ 8,235      69.7%     $5,427      55.3%     $ 2,808       51.7%
Non-recurring                                       3,582      30.3%      4,393      44.7%        (811)     (18.5%)
                                                  -------     -----      ------     -----      -------      -----
  Total                                           $11,817     100.0%     $9,820     100.0%     $ 1,997       20.3%
                                                  =======     =====      ======     =====      =======      =====



            Total Revenue. Total revenue for the three months ended March 31, 2001 increased by $2.0 million, or 20.3%, from the three months ended March 31, 2000, primarily as a result of organic growth in the core elements of our new business model of $1.7 million. For the three months ended March 31, 2001, revenues attributable to acquisitions added $2.5 million including $1.6 million attributable to acquisitions made in the first and second quarters of 2000 and $900,000 attributable to the InfoSoft acquisition. The growth in revenues from our core business and acquisitions was offset by a reduction of $1.2 million in software sales as a result of our transition to subscription-based pricing and a $1.0 million reduction in hardware sales related as well to subscription pricing and to our new hardware agreement entered into in August 2000.

            Recurring Revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services. Recurring revenue for the three months ended March 31, 2001 increased by $2.8 million, or 51.7%, from the three months ended March 31, 2000 as a result of increases of $800,000 in subscriptions, $1.0 million in maintenance contracts and $1.0 million in e-services. These increases are largely volume related and include the effects of new services offered to existing customers. Increases in maintenance and e-services include approximately $700,000 of maintenance revenue attributed to the effect of several small acquisitions completed in 2000 and approximately $500,000 of e-services revenue attributable to the InfoSoft acquisition.

            Non-Recurring Revenue. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services. Non-recurring revenue for the three months ended March 31, 2001 decreased by $800,000, or 18.5%, from the three months ended March 31, 2000, primarily as a result of an $800,000 net decrease in hardware sales and a $400,000 net decrease in software licenses, offset by an increase of $400,000 in training and implementation service revenue. The decrease in hardware and software sales includes a $2.0 million net reduction in domestic sales offset by increases of $800,000 in foreign sales. The domestic decrease is the expected result of lower unit sales of one-time licenses as we transition to subscription pricing for most products coupled with lower unit sales of hardware related as well to subscription pricing and to an agreement we entered in August 2000 to essentially outsource hardware in certain business lines in exchange for a marketing fee. The foreign sales activity resulted from an acquisition completed in the second quarter of 2000. Increases in training and implementation revenue reflects growth in subscription units.

OPERATING COSTS AND EXPENSES (In thousands)

Operating costs and expenses for the three                           Percent                Percent      Dollar      Percent
  months ended March 31,                                 2001        of sales     2000      of sales     change      change
------------------------------------------               ----        --------     ----      --------     ------      -------

Hardware and other purchases for resale                   1,447        12.2%      1,296       13.2%         151        11.7%
Selling, general and administrative                      10,212        86.4%      8,520       86.8%       1,692        19.9%
Research and development                                    726         6.1%        654        6.7%          72        11.0%
Depreciation and amortization                             5,314        45.0%      3,293       33.5%       2,021        61.4%
Restructuring and other non-recurring charges             2,120        17.9%        778        7.9%       1,342       172.5%
Interest expense, net                                       625         5.3%        379        3.9%         246        64.9%
Income tax benefit                                           --         0.0%     (1,502)     (15.3%)      1,502      (100.0%)


            Hardware and Other Purchases for Resale. Hardware and other purchases for resale consists of costs incurred to purchase hardware and includes costs of processing, forms and postage for EDI claims and statements and other e-services, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Hardware and other purchases for resale for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, increased in the aggregate due to the growth in e-services but decreased as a percentage of sales as a result of an increase in higher margin e-services transactions and software maintenance contracts and a decrease in lower margin hardware sales.

            Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense increased by $1.7 million, or 19.9%. Of this increase, approximately $416,000 was attributable to the InfoSoft acquisition completed in March 31, 2001. Additionally, the allowance for doubtful accounts increased $500,000 when compared to the first quarter of 2000 to more closely align with our revenue growth and collection experience. The remainder of this increase is due to the effect of SG&A costs from the acquisitions completed in the first and second quarter of 2000, offset by the reduction in SG&A costs resulting from the August 2000 restructuring.

            Research and Development. Research and development expense increased $72,000 or 11.0% for the three months ended March 31, 2001 primarily as a result of costs incurred on products acquired during 2000.

            Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million or 61.4% primarily due to the additional amortization expense from the acquisitions completed in the first and second quarters of 2000 and, to a lesser extent, the InfoSoft acquisition completed in March 2001.

            Restructuring and Other Non-Recurring Charges. In the three months ended March 31, 2001, PracticeWorks incurred approximately $2.4 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the Spin-Off from InfoCure offset by a $310,000 reduction in restructuring costs relating to the re-negotiation of terminated facility leases. In the three months ended March 31, 2000, PracticeWorks incurred restructuring charges of approximately $778,000 primarily associated with contingent consideration payable to former stockholders of entities whose products were discontinued as part of the 1999 restructuring plan.

            Interest Expense, net. Interest expense increased by $246,000 or 64.9% due to the increase in the amount of the outstanding balance under our credit facility and other debt agreements during the comparable periods coupled with increases in the prime lending rate.

            Income Tax Benefit. For the three months ended March 31, 2001, PracticeWorks generated net pre-tax losses for financial reporting purposes of approximately $8.6 million and taxable net operating losses of approximately $5.2 million. The financial reporting losses differ from the taxable losses primarily due to book versus tax differences in goodwill amortization, including non-deductible amounts. Approximately $3.2 million of these taxable losses were generated prior to the Spin-Off and remained with InfoCure. The remaining $2.0 million of these taxable losses generated subsequent to the Spin-Off, are attributable to PracticeWorks and will be available to offset any future taxable income we generate. These net operating loss carryforwards create a deferred tax asset of approximately $800,000. Additionally, certain of the assets and liabilities spun-off to PracticeWorks had temporary differences between their book and tax bases which carried over to PracticeWorks. As a result, PracticeWorks' deferred tax assets at March 31, 2001 relating to temporary differences approximate $5.9 million. Total deferred tax assets at March 31, 2001, including the net operating loss carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $6.7 million.

            PracticeWorks reported deferred tax assets at March 31, 2001 of approximately $5.4 million representing essentially amounts attributable to us based solely on reversing temporary differences as recorded by InfoCure through December 31, 2000. Management believes that it is more likely than not that these deferred tax assets will be realized based on our financial projections, sales backlog and other operational factors. These factors indicate we will generate taxable income within the next three to five years sufficient to realize the tax benefits represented by these future deductible temporary differences. During the quarter ended March 31, 2001, we recorded a valuation allowance of approximately $1.3 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund:

     - acquisitions;

     - working capital;

     - capitalized software development costs; and

     - capital expenditures for furniture, fixtures and equipment.

         During the three months ended March 31, 2001, we generated $48,000 of cash in operating activities relating primarily to (1) a net loss of $8.6 million offset by non-cash charges of $5.3 million in depreciation and amortization and (2) an increase in accounts payable and accrued expenses of $3.4 million. This increase is primarily due to non-recurring charges relating to the Spin-Off and, to a lesser extent, fees associated with the InfoSoft acquisition. During the three months ended March 31, 2000, we generated $362,000 of cash from operating activities relating primarily to (1) a loss of $3.0 million offset by non-cash charges of $3.3 million for depreciation and amortization and a non-cash benefit of $1.5 million associated with deferred taxes and (2) a decrease in accounts receivable of $1.6 million.

            During the three months ended March 31, 2001, we used $1.8 million of cash in investing activities primarily relating to cash paid in connection with the InfoSoft acquisition of $673,000, cash paid for other intangibles of $669,000 and cash paid for property and equipment expenditures of $233,000. During the three months ended March 31, 2000, we used $11.5 million of cash in investing activities primarily representing cash used for acquisitions and related expenditures of $6.1 million, additional purchase price consideration of $4.4 million, advances to Medical Dynamics of $500,000 and capital expenditures of $598,000.

            During the three months ended March 31, 2001, we generated cash from financing activities of $4.9 million consisting primarily from the sale of series C convertible redeemable preferred stock, net of transaction costs, of $4.7 million and net cash advances from InfoCure of approximately $344,000, offset by the payment of deferred loan costs of $183,000. During the three months ended March 31, 2000, we generated cash from financing activities of $12.4 million consisting primarily of borrowings attributed to us of $7.7 million from InfoCure's line of credit and $4.7 million in cash advances from InfoCure.

            In connection with the Spin-Off, we entered into a credit facility with FINOVA Capital Corporation ("FINOVA") under which we incurred approximately $21.6 million of indebtedness to repay InfoCure's long-term indebtedness relating to our business. The FINOVA credit facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are quarterly tests for minimum net worth and minimum liquidity. Minimum net worth has been defined to include the two completed convertible redeemable preferred stock issuances in the first quarter of 2001, and the planned issuance to the stockholders of Medical Dynamics in the second quarter of 2001. The minimum net worth requirement ranges from a high of approximately $41.8 million at the quarter ended March 31, 2001, to a low of approximately $18.1 million at the quarter ended March 31, 2002. Minimum liquidity has been defined as cash and cash equivalents, plus amounts up to $2.5 million available, but not drawn, under our equity line (discussed below). The minimum liquidity requirement is approximately $6.4 million at the quarter ended March 31, 2001 and ranges from a high of approximately $11.1 million at the quarter ended March 31, 2003, to a low of approximately $2.8 million at the quarter ended March 31, 2002. The levels for the quarterly tests for minimum net worth and liquidity have been computed based on discussions with the lender regarding our business plan. The credit facility will prohibit payment of dividends on, or redemption of, our capital stock. Amounts outstanding under the credit agreement will bear interest at a variable rate which, through June 30, 2001, is a margin equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to June 30, 2001, the margin increases to 1.75% and after January 1, 2002 increases to 2.25%. The original outstanding principal balance of the loan will amortize at 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. We were in compliance with all of the loan covenants at March 31, 2001.

            In connection with the Spin-Off, on March 6, 2001, we entered into an equity line agreement with Crescent International Ltd. ("Crescent") that allows us to issue and sell, and requires Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). Under this agreement, we can, from time to time at our option, issue and sell shares of our common stock with an aggregate purchase price of up to twice the average daily trading value of our common stock during the 22 trading day period immediately preceding the date of the notice to Crescent. However, in no event may we require Crescent to purchase more than $2.5 million at one time. The purchase price for shares of common stock sold to Crescent under this equity line will be 94% of the average of the lowest three consecutive bid prices during the 22 day trading period immediately preceding the applicable sale. Management does not currently believe that it will be necessary to draw any amounts under the Crescent equity line in the foreseeable future.

            In connection with the Spin-Off, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million, net of transaction costs of approximately $300,000, to Crescent in a private placement. The series C convertible redeemable preferred stock is not convertible for one year after issuance. Thereafter, the holders can convert all or a portion of the shares of series C convertible redeemable preferred stock based on a floating conversion price which is a function of our common stock's closing price. In no event will the holders of series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our common stock upon conversion. We will have the right to either redeem in cash at a premium or require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. The redemption premiums will increase proportionately each year from 115% of the liquidation preference during the first year after issuance of the preferred stock to 160% of the liquidation preference following the fourth anniversary year of issuance. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the series C convertible redeemable preferred stock at a redemption price equal to 175% of the liquidation preference, or $8.75 million. If the price of our common stock decreases following the Spin-Off, we may be required to redeem the shares of series C convertible redeemable preferred stock at a significant premium in order to prevent a dilutive conversion of the series C convertible redeemable preferred stock into shares of our common stock. We may not have the necessary funds to redeem any shares of the series C convertible redeemable preferred stock, or be permitted to do so under the FINOVA credit facility.

            In the third quarter of 2001, we intend to issue shares of our series B convertible redeemable preferred stock to the stockholders of Medical Dynamics. Once issued, we will be required to redeem for cash the shares of series B convertible redeemable preferred stock on the fifth anniversary of issuance. The redemption price of the series B convertible redeemable preferred stock will be equal to $5.3 million plus accrued and unpaid dividends. In addition, the holders of the shares of series A convertible redeemable preferred stock may require the redemption in cash of their shares of series A convertible redeemable preferred stock at any time following the fifth anniversary of issuance. The redemption price of the series A convertible redeemable preferred stock is equal to $32.0 million plus accrued and unpaid dividends. We may not have the necessary funds to redeem any such shares of our convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

            At March 31, 2001 we had total cash and cash equivalents of $7.1 million and a working capital deficit of $5.4 million (including the effect of deferred revenue and customer deposits of $10.6 million). We expect the transition to a subscription pricing model will continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. Based on current business plans, it is anticipated that subscription fees will comprise approximately 10.0% of total revenues for 2001. We anticipate the growth in subscription fees and other revenue, coupled with the cost reductions from our 2000 restructuring, will enable us to generate positive earnings before interest, income taxes, depreciation and amortization ("EBITDA") commencing in the second quarter of 2001. We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds from other sources of financing as described above, will be sufficient to fund our working capital requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter. However, if insufficient funds are available, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

            Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. This standard was adopted on January 1, 2001. Adoption of this standard did not have an effect on our financial statements.

            SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" was issued in September 2000 to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after March 31, 2001. Adoption of this new standard did not have an effect on our financial statements.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements that reflect management's current assumptions and estimates of future performance, the development and timing of PracticeWorks' release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "plans," "intends" or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks' results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, the discussion set forth above, and the discussion set forth in the section entitled "Risk Factors" and elsewhere in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2000. These risks, uncertainties and assumptions include:

- PracticeWorks has a limited operating history as an independent company, which may make it difficult to evaluate its historical and future financial performance.

- PracticeWorks has a recent history of losses and it may never achieve or maintain profitability.

- PracticeWorks may be unable to refinance its obligations on favorable terms, or at all.

- PracticeWorks may not successfully complete the development of its new applications and services, which would affect its ability to implement its growth strategy.

- PracticeWorks' ASP offerings and subscription pricing model are unproven and if customers do not respond favorably to these new applications and services, its revenues and profitability may be harmed.

- PracticeWorks and its officers and directors had, and may prospectively have, conflicts of interest with respect to the Spin-Off.

- InfoCure could incur a substantial corporate income tax liability in connection with the Spin-Off, and PracticeWorks may be required to indemnify InfoCure for all or a portion of this tax liability.

- Recent issuances, and proposed issuances of PracticeWorks securities, as well as the potential conversion of outstanding PracticeWorks preferred stock, may subject PracticeWorks' stockholders to significant dilution.

- PracticeWorks' credit facility imposes limitations and financial covenants, which may adversely affect its ability to operate its business.

- PracticeWorks has expanded, and plans to expand rapidly and it may be unable to manage its growth.

- PracticeWorks may have to assert or defend its intellectual property rights, which may be costly and time-consuming to the company.

- Market acceptance of the Internet, and/or Internet security concerns and system failures could adversely affect PracticeWorks' business.

- PracticeWorks is subject to governmental regulation, and it must comply with the rules and regulations of the American Stock Exchange.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.6 million of PracticeWorks' outstanding debt at March 31, 2001 related to long-term indebtedness under our credit facility with FINOVA that was used to repay InfoCure's long-term indebtedness related to our business at the time of the Spin-Off. Amounts outstanding bear interest equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, PracticeWorks' interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $216,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2001. PracticeWorks does not trade in derivative financial instruments.

         PracticeWorks also conducts operations in Europe and Australia. Accordingly, PracticeWorks is subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar. For the three months ended March 31, 2001, less than 10% of PracticeWorks' total revenues were earned outside the United States and collected in the local currency and related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any hedging activities.

         The financial statements of PracticeWorks' non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholder's equity. As of March 31, 2001, PracticeWorks had a cumulative translation adjustment of $(65,000).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. There are no material legal proceedings to which we are a party and our management is unaware of any contemplated actions against us. However, pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off of PracticeWorks from InfoCure, we agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against InfoCure by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that InfoCure breached the terms of a registration rights agreement whereby InfoCure was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of InfoCure's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of InfoCure and tort claims against InfoCure as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of InfoCure's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. On March 30, 2001, the court denied the plaintiff's motions for judgment on the pleadings with respect to plaintiffs' claim that InfoCure breached the terms of the registration rights agreement, and the court also denied InfoCure's motion to dismiss certain of the plaintiff's contract and tort claims in the case. InfoCure's management believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously. Management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 5, 2001, we issued 8,754,937 shares of our common stock to InfoCure. At the time, InfoCure was our sole stockholder. This issuance was exempt under the Section 4(2) of the Securities Act.

         Immediately following the issuance of the shares referred to in the paragraph above, InfoCure effected the pro rata distribution of all the issued and outstanding shares of our common stock to the InfoCure stockholders. This offering was effected pursuant to a Registration Statement on Form S-1 with PracticeWorks as a named registrant. We received no proceeds from InfoCure's distribution of our common stock to its stockholders.

         On March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million to Crescent in a private placement. This issuance was exempt under Section 4(2) of the Securities Act. The terms of conversion of the series C convertible redeemable preferred stock are as follows:

         - at any time following one year after issuance, holders of the series C convertible redeemable preferred stock will have the right to convert all, or a portion, of our shares of series C convertible redeemable preferred stock into shares of our common stock based upon a conversion price equal to the lesser of (1) 107.5% of the 50-day trading average of our common stock immediately following the distribution, referred to herein as the "reference price", or (2) the average of the lowest three-day closing price of our common stock during the 22 days prior to conversion; provided, however, that in no event will the holders of the series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our common stock upon conversion;

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

         On March 7, 2001, we issued 32,000 shares of our series A convertible redeemable preferred stock to Ceramco, Inc., a wholly owned subsidiary of DENTSPLY International, Inc. in exchange for the membership interests of Softdent, LLC, or InfoSoft, the practice management subsidiary of DENTSPLY. The aggregate consideration in connection with this acquisition was approximately $32.0 million. This issuance was exempt pursuant to Section 4(2) of the Securities Act. The terms of conversion of the series A convertible redeemable preferred stock are as follows:

         - at any time prior to the fourth anniversary date of the issuance of the series A convertible redeemable preferred stock, holders of the series A convertible redeemable preferred stock will have the right, at such holders' option, to convert all or a portion of their series A convertible redeemable preferred stock into shares of our common stock based upon a conversion price that, assuming all shares were converted, would result in the issuance of approximately 9.8% of our outstanding common stock at the time of the Spin-Off, or approximately 975,000 shares;

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         4.1 Certificate of Designations of Series A Preferred Stock issued to Ceramco, Inc. (incorporated by reference to Exhibit 3.2(a) to PracticeWorks Current Report on Form 8-K, filed with the Commission on March 22, 2001).

         4.2 Certificate of Designations of Series C Preferred Stock issued to Crescent International Ltd. (incorporated by reference to Exhibit 3.2(b) to PracticeWorks Current Report on Form 8-K, filed with the Commission on March 22, 2001).


(b)      Reports on Form 8-K:

         On March 22, 2001, PracticeWorks filed a Current Report on Form 8-K containing the following disclosure: (i) Item 2 disclosure announcing the consummation of PracticeWorks' acquisition of all of the assets of SoftDent, LLC, the practice management software subsidiary of Ceramco, Inc., a wholly owned subsidiary of DENTSPLY International, Inc.; and (ii) Item 5 disclosure announcing the consummation of InfoCure's Spin-Off of PracticeWorks. The definitive agreements entered into by PracticeWorks in connection with the Spin-Off were filed as exhibits thereto.

         On April 26, 2001, PracticeWorks filed an amendment to this Current Report on Form 8-K to include audited financial statements of InfoSoft and pro forma financial statements giving effect to the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2001.


                                     PRACTICEWORKS, INC.



                                     /s/ James K. Price
                                     -------------------------------------------
                                     James K. Price
                                     President and Chief Executive
                                     Officer (Principal Executive
                                     Officer)


                                     /s/ James A. Cochran
                                     -------------------------------------------
                                     James A. Cochran
                                     Senior Vice President and Chief
                                     Financial Officer (Principal
                                     Financial and Accounting Officer)