Form 10-Q
period 2001-06-30
PRACTICE WORKS INC
filed 2001-08-14
CIK 1121786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-16079

PracticeWorks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2259090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1765 The Exchange, Suite 200 Atlanta, Georgia	30339

(Address of principal executive offices)	(Zip code)

(770) 850-5006

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 9,117,408 as of August 8, 2001.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I - Financial Information

Item 1 - Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2001	2000

	(UNAUDITED)
ASSETS

Current:

Cash and cash equivalents	$4,748	$3,979

Accounts receivable-trade, net of allowance of $1,479 and $1,103	6,750	8,097

Other receivables	1,514	979

Deferred tax assets	706	1,147

Prepaid expenses and other current assets	1,360	1,080

Total current assets	15,078	15,282

Property and equipment, net of accumulated depreciation of $3,887 and $1,930	6,182	4,120

Goodwill, net of accumulated amortization of $30,207 and $19,643	43,889	33,571

Other intangible assets, net of accumulated amortization of $1,459 and $588	16,227	9,769

Deferred tax assets	4,651	4,029

Advances to pending acquisition target	1,650	1,550

Other assets	222	201

	$87,899	$68,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,172	$1,483

Accrued expenses	5,531	4,324

Accrued restructuring costs	332	1,839

Deferred revenue and customer deposits	11,539	9,753

Current portion of long-term debt	3,421	1,055

Total current liabilities	24,995	18,454

Long-term debt, less current portion	18,604	20,239

Other liabilities	470	—

Total liabilities	44,069	38,693

Commitments and contingencies

Convertible redeemable preferred stock, $0.01 par value; 20,000,000 shares authorized: Series A 6.5% convertible redeemable preferred; $32,000 liquidation preference and redemption value; 32,000 shares issued and outstanding at June 30, 2001; carrying value includes accrued dividends of $656 and is net of $10,305 unamortized discount	22,351	—

Series C convertible redeemable preferred; $5,000 liquidation preference and redemption value; 100,000 shares issued and outstanding at June 30, 2001; carrying value includes $299 accrued redemption premium	5,299	—

Stockholders’ equity:

Common stock $0.01 par value, 100,000,000 authorized, 9,117,239 issued and outstanding at June 30, 2001	91	—

Additional paid-in capital (Note 1)	28,250	—

InfoCure Corporation equity	—	29,720

Accumulated deficit	(11,890)	—

Accumulated other comprehensive (loss) income	(271)	109

Total stockholders’ equity	16,180	29,829

	$87,899	$68,522

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Recurring	$10,415	$6,918	$18,650	$12,345

Non-recurring	4,641	3,278	8,223	7,671

Total revenue	15,056	10,196	26,873	20,016

Operating expense:

Hardware and other purchases for resale	1,914	1,555	3,361	2,851

Selling, general and administrative	12,324	10,460	22,536	18,980

Research and development	301	887	1,027	1,541

Depreciation and amortization	6,958	4,605	12,272	7,898

Restructuring and other non-recurring charges	64	38	2,184	816

Loss (gain) on disposal of fixed assets, net	5	8	5	(632)

Total operating expense	21,566	17,553	41,385	31,454

Operating loss	(6,510)	(7,357)	(14,512)	(11,438)

Interest expense and other, net	487	580	1,112	959

Loss before income taxes	(6,997)	(7,937)	(15,624)	(12,397)

Income tax benefit	—	(2,229)	—	(3,731)

Net loss	(6,997)	(5,708)	(15,624)	(8,666)

Accrued and accretive dividends on preferred stock	1,317	—	1,650	—

Net loss available to common shareholders	$(8,314)	$(5,708)	$(17,274)	$(8,666)

Loss per share — basic and diluted	$(0.92)	$(0.69)	$(1.95)	$(1.05)

Weighted average shares outstanding:

Basic and diluted	9,036	8,317	8,860	8,222

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(6,997)	$(5,708)	$(15,624)	$(8,666)

Other comprehensive loss, foreign currency translation adjustment	(206)	—	(380)	—

Comprehensive loss	$(7,203)	$(5,708)	$(16,004)	$(8,666)

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNT)
(UNAUDITED)

	Six Months Ended
	June 30,

	2001	2000

CASH USED IN OPERATING ACTIVITIES:

Net loss	$(15,624)	$(8,666)

Adjustments to reconcile net loss to cash flows used in operating activities:

Restructuring and other non-recurring charges	(944)	—

Depreciation and amortization	12,272	7,898

Provision for doubtful accounts	697	454

Loss (gain) on disposal of fixed assets	5	(632)

Deferred taxes	—	(5,281)

Changes in current assets and liabilities, net of acquisitions:

Trade and other receivables	913	3,135

Prepaid expenses and other current assets	(156)	63

Accounts payable and accrued expenses	2,643	645

Deferred revenue and customer deposits	(67)	475

Cash used in operating activities	(261)	(1,909)

CASH USED IN INVESTING ACTIVITIES:

Cash paid for acquisitions	(2,313)	(13,422)

Additional purchase price consideration	—	(4,400)

Property and equipment expenditures	(444)	(1,044)

Cash paid for intangible assets	(2,238)	(1,275)

Advances to pending acquisition target	(100)	(1,300)

Other	(123)	(343)

Cash used in investing activities	(5,218)	(21,784)

CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash advances from InfoCure	344	15,131

Proceeds from sale of series C convertible redeemable preferred stock, net	4,741	—

Proceeds from issuance of common stock, net	1,410	—

Borrowings of long-term debt	—	10,950

Payment of loan costs	(183)	—

Principal payments on long-term debt	(54)	—

Cash provided by financing activities	6,258	26,081

Effect of exchange rate changes on cash and cash equivalents	(10)	—

Net increase in cash and cash equivalents	769	2,388

Cash and cash equivalents, beginning of period	3,979	2,527

Cash and cash equivalents, end of period	$4,748	$4,915

NONCASH TRANSACTIONS:

Convertible redeemable preferred stock issued for acquisition, net of discount	$21,000	$—

Issuance of 8,754,937 shares of common stock in exchange for net assets at time of spin-off	26,600	—

Deferred purchase price consideration	771	—

InfoCure common stock issued for acquisitions	—	2,386

Disposal of building under capital lease obligation	—	(1,109)

InfoCure common stock issued to settle obligations	—	400

ADDITIONAL CASH FLOW INFORMATION:

Interest paid	$165	$—

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     PracticeWorks, Inc. was incorporated in Delaware on August 10, 2000 as a wholly owned subsidiary of InfoCure Corporation. On March 5, 2001 (the “Spin-Off Date”), InfoCure completed the pro rata distribution of all of the outstanding shares of PracticeWorks’ common stock to its stockholders in a tax-free distribution (the “Spin-Off”). The Spin-Off was effected through the dividend of one share of PracticeWorks common stock for every four shares of InfoCure common stock held by InfoCure stockholders of record as of February 21, 2001. Immediately prior to the Spin-Off, InfoCure transferred to PracticeWorks the assets and liabilities of its information management technology business for dental, orthodontic and oral and maxillofacial surgery practices, including its interests in all wholly owned subsidiaries engaged in such business. Results of operations prior to the Spin-Off are those of PracticeWorks, a division of InfoCure, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term “PracticeWorks” or the “Company” means PracticeWorks, a division of InfoCure Corporation, for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

     The information presented at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in PracticeWorks’ Annual Report on Form 10-K for the year ended December 31, 2000, (the “Form 10-K”). The results for the six month period ended June 30, 2000 and for the period through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of InfoCure. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

     The Company is a provider of information management technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and in Canada, Europe and Australia. The Company’s offerings include practice management applications, business-to-business e-commerce services, electronic data interchange, or EDI, services, ongoing maintenance and support and training. These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. The Company is currently developing new practice management applications, tailored to the needs of dental, orthodontic and oral and maxillofacial surgery customers that can be delivered through its application services provider, or ASP, delivery model and other Internet-based applications and services.

NOTE 2. REVENUE

     The Company reports two types of revenue: recurring and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services (electronic data interchange (“EDI” transactions) and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

NOTE 3. BUSINESS COMBINATIONS

     As reported in the Company’s Form 10-K, InfoCure completed three acquisitions during the first quarter of 2000 and an additional three during the second quarter of 2000. These acquisitions were accounted for as purchases and attributed to the Company in conjunction with the Spin-Off.

     On March 7, 2001, the Company acquired the membership interests of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc. (“Ceramco”), a wholly owned subsidiary of DENTSPLY International, Inc. (“DENTSPLY”), for which the aggregate consideration was approximately $32.7 million represented by 32,000 shares of the Company’s series A convertible redeemable preferred stock and transaction costs.

     The following unaudited pro forma information presents the results of operations of the Company as if the foregoing material acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

PRO FORMA AMOUNTS	(In thousands, except per share amounts)

Revenue	$15,056	$12,487	$28,247	$27,045

Net loss available to common stockholders	(8,314)	(8,476)	(19,172)	(15,159)

Loss per common share – basic and diluted	$(0.92)	$(1.02)	$(2.16)	$(1.84)

     Additionally, during the second quarter of 2001, the Company completed two immaterial acquisitions that were also accounted for as purchases. In connection with these acquisitions, the Company paid cash consideration aggregating $1.6 million and incurred non-interest bearing deferred purchase consideration liabilities aggregating approximately $771,000.

PENDING ACQUISITION TARGET

     In December 1999, InfoCure entered into a definitive agreement to acquire Medical Dynamics, Inc. (“Medical Dynamics”), a dental practice management company. As amended and modified, this agreement contemplates aggregate consideration of approximately $8.2 million, comprised of the issuance of shares of PracticeWorks common and preferred stock, issuance of shares of InfoCure common stock and a small cash payment in exchange for all the outstanding equity interests of Medical Dynamics. The transaction is expected to close during the third quarter of 2001. In connection with this proposed transaction, as of June 30, 2001, InfoCure has advanced Medical Dynamics $1.65 million under terms of a loan agreement dated October 1999. PracticeWorks has assumed all obligations of InfoCure under the merger agreement except for InfoCure’s obligation to issue approximately 878,000 shares of its common stock. InfoCure’s issuance of these shares will be accounted for by PracticeWorks as an equity contribution to recognize the substance of the transaction as originally contemplated.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

     As reported in PracticeWorks’ Form 10-K, InfoCure announced on August 1, 2000 its plans to restructure each of its dental and medical operating divisions, PracticeWorks and VitalWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarters of 2000, PracticeWorks closed or consolidated 11 facilities and terminated approximately 145 employees. The following table sets forth changes in the restructuring reserve during the three and six months ended June 30, 2001:

	RESERVE			RESERVE			RESERVE
	BALANCE		COSTS	BALANCE		COSTS	BALANCE
	DECEMBER	ADDITIONS/	APPLIED	MARCH	ADDITIONS/	APPLIED	JUNE
	31,	ADJUSTMENTS	AGAINST	31,	ADJUSTMENTS	AGAINST	30,
	2000	TO RESERVE	RESERVES	2001	TO RESERVE	RESERVES	2001

			(IN THOUSANDS)
Facility closure and consolidation	$1,222	$(389)	$(200)	$633	$(264)	$(72)	$297

Compensation costs for severance and other termination benefits	617	79	(250)	446	(370)	(41)	35

Total	$1,839	$(310)	$(450)	$1,079	$(634)	$(113)	$332

OTHER NON-RECURRING CHARGES

     During the three and six months ended June 30, 2001, the Company recorded other non-recurring charges of approximately $698,000 and $3.1 million, respectively, related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off.

NOTE 5. NOTES PAYABLE AND LONG TERM DEBT

     On March 5, 2001, concurrent with the Spin-Off, the Company borrowed approximately $21.6 million under a credit facility (the “Credit Facility”) executed with FINOVA Capital Corporation (“FINOVA”) to repay amounts attributed to the Company under InfoCure’s credit facility. The Credit Facility matures June 30, 2003 and is collateralized by substantially all of the Company’s assets. Amounts outstanding will bear interest at a variable rate which, through June 30, 2001, is a margin equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to June 30, 2001, the margin increases to 1.75% and after January 1, 2002 increases to 2.25%. The original outstanding principal balance of the loan will amortize 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the Credit Facility will be due in full on June 30, 2003. At June 30, 2001, the interest rate was 8.25%.

     The Credit Facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement.

NOTE 6. INCOME TAXES

     During the three and six months ended June 30, 2001, the Company generated approximately $2.3 million and $7.5 million in taxable losses, respectively. Approximately $3.2 million of these losses were generated prior to the Spin-Off and will remain with InfoCure. The remaining $4.3 million were generated subsequent to the Spin-Off and will be available to offset any future taxable income the Company generates. At June 30, 2001, the Company reported deferred tax assets of $5.4 million consisting of gross deferred tax assets of $8.4 million net of a valuation allowance of $3.0 million. The gross deferred tax assets consisted of $6.7 million in temporary differences in the book and tax bases of certain assets and liabilities and $1.7 million in net operating loss carryforwards. The Company has recorded a valuation allowance to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

     The weighted average number of shares outstanding used in computing basic and diluted net loss per share for the three and six months ended June 30, 2001 was 9,035,725 and 8,860,403, respectively. The weighted average number of shares outstanding used in computing diluted net loss for the three and six months ended June 30, 2001 excludes 482,253 of contingently issuable common stock to WebMD Corporation (Note 10) and approximately 975,000 shares of potentially issuable common stock assuming conversion of the series A preferred stock because such inclusion would be antidilutive. Potentially dilutive shares for the exercise of options and warrants of 114,436 and 109,450 for the three and six months ended June 30, 2001, respectively, were also excluded from the diluted loss per share calculation because they were antidilutive.

     For purposes of computing the historical basic and diluted weighted average per share amounts for periods prior to the Spin-Off, PracticeWorks used the distribution ratio of 1/4 share of PracticeWorks common stock for every outstanding share of InfoCure common stock.

Series A Convertible Redeemable Preferred Stock Issued to Ceramco

     In connection with the acquisition of the InfoSoft division of DENTSPLY, PracticeWorks issued 32,000 shares of series A convertible redeemable preferred stock to Ceramco as consideration for the transfer of the membership interests in SoftDent, LLC representing the assets which were used in DENTSPLY’s business of developing, marketing, licensing and supporting the SoftDent software product. These preferred shares have a stated redemption value of $32.0 million, accrue dividends at an annual rate of 6.5%, are convertible into approximately 9.8% of PracticeWorks outstanding common stock at the time of the Spin-Off, or approximately 975,000 shares, and are redeemable at the option of the holder after five years if not converted. Ceramco also received certain registration rights in connection with this acquisition.

Series C Convertible Redeemable Preferred Stock Issued to Crescent

     On March 6, 2001, the Company issued 100,000 shares of its series C convertible redeemable preferred stock for $5.0 million to Crescent International Ltd. (“Crescent”). If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require the Company to redeem the series C convertible redeemable preferred stock at a 175% premium to the liquidation preference. The

Company will recognize an accretive dividend of approximately $938,000 annually related to this feature for four years which will impact earnings per share. The series C convertible redeemable preferred stock is not convertible for one year after issuance. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of their shares based on a floating conversion price which is a function of PracticeWorks common stock’s closing price. Holders will not be entitled to obtain more than 20% of the Company’s common stock in the aggregate upon conversion. Crescent also received certain registration rights in connection with its investment.

Warrants

     In connection with the Spin-Off, the Company issued to FINOVA a warrant to purchase up to 98,750 shares of the Company’s common stock at a price of $4.80 per share in connection with the antidilution provisions of existing warrants to purchase InfoCure common stock. This warrant is immediately exercisable and has an eight-year term. The estimated fair value of approximately $540,000 was recorded as deferred loan costs in the first quarter of 2001 and is being amortized over the life of the loan. No warrants had been exercised as of June 30, 2001.

     In connection with the Spin-Off, the Company issued to Crescent a warrant to purchase up to 50,000 shares of the Company’s common stock at a price of $18.40 per share in connection with the antidilution provisions of existing warrants to purchase InfoCure common stock. The estimated fair value of this grant is nil. This warrant is immediately exercisable and has a four-year term. No warrants had been exercised as of June 30, 2001.

NOTE 8. SEGMENT INFORMATION

     SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company historically evaluated its business based on specialty group (i.e. dental, orthodontic, and oral) clients. The Company’s new business model has changed and reshaped these bases for evaluation. Effective in the first quarter of 2001, in connection with the Spin-Off, the Company changed the way it evaluates its business to reflect the new business model. Although the Company’s products and services are similar, management believes that the delineation between the Company’s revenue streams provides definition for reportable segments and is consistent with its newly adopted business model. Consequently, the Company has identified two reportable operating segments based on the criteria of SFAS No. 131: recurring revenue and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

     The Company’s President and Chief Executive Officer evaluates performance based on measures of segment revenues and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and CEO its assets or capital expenditures by segments.

     The Company also conducts operations in Europe and Australia. For the three and six months ended June 30, 2001, less than 10% of the Company’s total revenues were generated outside the United States.

     The accompanying statements of operations disclose the financial information of the Company’s reportable segments in accordance with SFAS No. 131 for the three and six months ended June 30, 2001 and 2000.

NOTE 9. LEGAL PROCEEDINGS

     Pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off, PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against InfoCure by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that InfoCure breached the terms of a registration rights agreement whereby InfoCure was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of InfoCure’s common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of InfoCure and tort claims against InfoCure as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of InfoCure’s alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. On March 30, 2001, the court denied the plaintiff’s motions for judgment on the pleadings with respect to plaintiffs’ claim that InfoCure breached the terms of the registration rights agreement, and the court also denied InfoCure’s motion to dismiss certain of the plaintiff’s contract and tort claims in the case. InfoCure’s management believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously. Management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on PracticeWorks’ financial condition, liquidity or operating results.

NOTE 10. SUBSEQUENT EVENTS

Shares Issuable to WebMD

     As previously disclosed, in connection with the Spin-Off, PracticeWorks assumed InfoCure’s contingent obligation to issue to WebMD Corporation (“WebMD”) up to

482,253 shares of PracticeWorks common stock to WebMD in satisfaction of pre-existing contractual obligations. These shares represent the PracticeWorks common stock that WebMD would have been entitled to receive in the Spin-Off had it owned the full number of shares of InfoCure common stock on the record date. In July 2001, PracticeWorks filed a registration statement on Form S-1 with the Commission to register the foregoing shares so that any shares issued would be freely tradeable.

Medical Dynamics Acquisition

     The Company completed the acquisition of Medical Dynamics on August 8, 2001.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Additionally, the new standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and require that goodwill arising from a business combination completed after June 30, 2001 not be amortized even though the new standards have not otherwise been adopted.

     The Company will apply the new statements for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet determined what the effect of these statements will be on its earnings and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PracticeWorks, Inc. (“PracticeWorks” or “we”) is an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, Internet-based services, including electronic data interchange, or EDI, services, business-to-business e-commerce services, and web-site development and hosting, ongoing maintenance and support and training. These applications and services are designed to automate the provider’s practice, resulting in greater efficiency, lower costs and higher quality care. As of June 30, 2001, we had an installed base of approximately 61,000 providers, including 49,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 4,000 dentists worldwide.

     For the six months ended June 30, 2000 and through March 5, 2001, we operated as a division of InfoCure Corporation (“InfoCure”). On March 5, 2001, InfoCure completed the pro rata distribution (“Spin-Off”) of all of the outstanding shares of PracticeWorks common stock to InfoCure stockholders. InfoCure currently owns none of our outstanding common stock.

     A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through March 5, 2001, InfoCure completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off, we completed one acquisition in March 2001 and two immaterial acquisitions in the second quarter of 2001. Given the significant number of acquisitions in the periods presented, the results of operations from period to period may not necessarily be comparable.

     In December 1999, InfoCure entered into an agreement to acquire Medical Dynamics, Inc. (“Medical Dynamics”). In connection with the Spin-Off, PracticeWorks assumed all of InfoCure’s obligations under the Medical Dynamics merger agreement except for InfoCure’s obligation to issue a specified number of shares of InfoCure common stock. In connection with the proposed acquisition, each Medical Dynamics stockholder of greater than 100 shares of Medical Dynamics common stock will receive 0.017183 shares of PracticeWorks common stock, 0.07558 shares of PracticeWorks series B convertible redeemable preferred stock and 0.06873 shares of InfoCure common stock in exchange for each share of Medical Dynamics common stock outstanding on the date of the merger. Each holder of 100 or fewer shares of Medical Dynamics common stock will receive $0.75 in cash for each share of Medical Dynamics, which cash amount will be paid by PracticeWorks. Assuming 13.2 million shares of Medical Dynamics are outstanding on the date of the acquisition, PracticeWorks will issue approximately 219,500 shares of common stock and approximately 965,000 shares of series B convertible redeemable preferred stock (with a stated redemption value of $5.3 million) and will pay approximately $325,000 in cash as consideration for the merger. Full conversion of the PracticeWorks series B convertible redeemable preferred stock will represent, in the aggregate, less than 2% of PracticeWorks’ outstanding common stock at the time of the Spin-Off. InfoCure will issue approximately 878,000 shares of its common stock as a portion of the consideration for the merger. The total estimated consideration for Medical Dynamics is $8.2 million consisting of approximately $2.6 million in PracticeWorks and InfoCure common stock, approximately $5.3 million in PracticeWorks series B convertible redeemable preferred stock and approximately $325,000 in cash. The net consideration is approximately $7.5 million, including $300,000 in estimated transaction costs, $500,000 estimated value assigned to stock options being assumed and after giving effect to a $1.5 million discount applied to reduce the series B convertible redeemable preferred stock to approximate fair value. The purchase price will be allocated based on fair values of tangible assets and total liabilities assumed. The $1.5 million discount will be recognized over the five-year redemption period as an accretive dividend. The Medical Dynamics acquisition closed on August 8, 2001.

SEGMENT AND MARKET INFORMATION

     We report our results from operations in two segments: recurring revenue and non-recurring revenue. Recurring revenue includes contractual arrangements for maintenance and support services, subscriptions and e-services (including electronic data interchange, or “EDI” transactions, and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE (In thousands)

	Three months ended June 30,						Six months ended June 30,

		Percent		Percent	Dollar	Percent		Percent		Percent	Dollar	Percent
	2001	of total	2000	of total	change	change	2001	of total	2000	of total	change	change

Recurring	$10,415	69.2%	$6,918	67.9%	$3,497	50.5%	$18,650	69.4%	$12,345	61.7%	$6,305	51.1%

Non-recurring	4,641	30.8	3,278	32.1	1,363	41.6	8,223	30.6	7,671	38.3	552	7.2

Total	$15,056	100.0%	$10,196	100.0%	$4,860	47.7%	$26,873	100.0%	$20,016	100.0%	$6,857	34.3%

     Total Revenue. Total revenue for the three months ended June 30, 2001 increased as a result of organic growth of $1.9 million in the core elements of our business and revenues of $3.0 million attributable to acquisitions, consisting primarily of $2.5 million attributable to the InfoSoft acquisition completed in the first quarter of 2001. Total revenue for the six months ended June 30, 2001 increased as a result of organic growth of $1.1 million in the core elements of our business and revenues of $5.8 million attributable to acquisitions, consisting primarily of $3.5 million attributable to the InfoSoft acquisition completed in the first quarter of 2001 and $1.8 million attributable to acquisitions made in the first and second quarters of 2000.

     Recurring Revenue. Recurring revenue derives from contractual arrangements for maintenance and support services, subscriptions and e-services. Recurring revenue for the three months ended June 30, 2001 increased primarily as a result of increased e-services revenue of $2.5 million, which includes $1.6 million attributable to acquisitions, increased subscription revenue of $700,000, and increased maintenance revenue of $315,000. Recurring revenue for the six months ended June 30, 2001 increased primarily as a result of increased e-services revenue of $3.6 million, which includes approximately $2.2 million attributable to acquisitions, increased subscription revenue of $1.5 million, and increased maintenance revenue of $1.3 million. Increases in maintenance revenues for the three and six months ended June 30, 2001 are largely attributable to acquisitions. The increases in recurring revenue for the three and six months ended June 30, 2001 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers.

     Non-Recurring Revenue. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services. Non-recurring revenue for the three months ended June 30, 2001 increased as a result of a $769,000 increase in training and implementation revenues and increased software sales of $597,000. Non-recurring revenue for the six months ended June 30, 2001 increased as a result of increased training and implementation revenues of $1.1 million and increased software sales of $204,000, offset by decreases in hardware and other revenues of $729,000. Increased training and implementation revenue is attributable to growth in our core business as upgrade and new customers implement, primarily by subscription, our newest practice management applications. Increases in net software sales are substantially attributable to acquisitions. The increase in software sales generated by acquisitions was offset by a reduction in software sales in the core business and, together with the reduction in hardware sales, is the expected result of lower unit sales of one-time licenses and systems as we transition to subscription pricing for the majority of our products. The decrease in hardware revenues is the expected result of an agreement we entered into in August 2000 to essentially outsource hardware in certain business lines in exchange for a marketing fee.

OPERATING COSTS AND EXPENSES (In thousands)

	Three months ended June 30,						Six months ended June 30,

		Percent		Percent	Dollar	Percent		Percent		Percent	Dollar	Percent
	2001	of sales	2000	of sales	change	change	2001	of sales	2000	of sales	change	change

Hardware and other purchases for resale	$1,914	12.7%	$1,555	15.3%	$359	23.1%	$3,361	12.5%	$2,851	14.2%	$510	17.9%

Selling, general and administrative	12,324	81.9	10,460	102.6	1,864	17.8	22,536	83.9	18,980	94.8	3,556	18.7

Research and development	301	2.0	887	8.7	(586)	(66.1)	1,027	3.8	1,541	7.7	(514)	(33.4)

Depreciation and amortization	6,958	46.2	4,605	45.2	2,353	51.1	12,272	45.7	7,898	39.5	4,374	55.4

Restructuring and other non-recurring charges	64	0.4	38	0.4	26	68.4	2,184	8.1	816	4.1	1,368	167.6

Interest expense, net	487	3.2	580	5.7	(93)	(16.0)	1,112	4.1	959	4.8	153	16.0

Income tax benefit	—	—	(2,229)	(21.9)	2,229	(100.0)	—	—	(3,731)	(18.6)	3,731	(100.0)

     Hardware and Other Purchases for Resale. Hardware and other purchases for resale consist of costs incurred to purchase hardware and includes costs of processing, forms and postage for EDI claims and statements and other e-services, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Hardware and other purchases for resale for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, increased in the aggregate due to the growth in e-services but decreased as a percentage of sales because the increases in e-services are from higher margin transactions and because of a decrease in lower margin hardware sales.

     Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, increased primarily as a result of the InfoSoft acquisition, completed in the first quarter of 2001, and the several acquisitions completed in the second quarter of 2000. Excluding the effects of these acquisitions, SG&A decreased by $500,000 for the three months ended

June 30, 2001 compared to the three months ended June 30, 2000 due to the net effect of principally payroll and facilities cost reductions resulting from the August 2000 restructuring.

     Research and Development. Research and development expenses consist primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with making enhancements to existing products and developing new products. Research and development expense decreased for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to a higher proportion of software development costs qualifying for capitalization. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. Software costs capitalized for the three and six months ended June 30, 2001 totaled $430,000 and $609,000, respectively. Software costs capitalized for the three and six months ended June 30, 2000 totaled $35,000 and $128,000, respectively. The higher level of capitalized costs in 2001 compared to 2000 reflects the state of development of a variety of projects, including new e-services applications and major upgrade versions of several practice management applications that are part of our core product offerings.

     Depreciation and Amortization. Depreciation and amortization expense increased for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, due principally to the additional goodwill amortization expense from the acquisitions completed in the first and second quarters of 2000 and the InfoSoft acquisition completed in the first quarter of 2001. Goodwill amortization expense for the three and six months ended June 30, 2001, was $5.9 million and $10.7 million, respectively, compared to $4.2 million and $7.2 million for the three and six months ended June 30, 2000, respectively. The remainder of depreciation and amortization expense related to depreciation on fixed assets and amortization of capitalized software development costs.

     Restructuring and Other Non-Recurring Charges. In the three and six months ended June 30, 2001, we incurred approximately $698,000 and $3.1 million, respectively, in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the Spin-Off from InfoCure. These costs were offset by a $634,000 and a $944,000 reduction in accrued restructuring costs for the three and six months ended June 30, 2001, respectively, relating to the re-negotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. During the six months ended June 30, 2000, we incurred restructuring charges of approximately $816,000, of which $778,000 related primarily to costs associated with contingent consideration payable to former stockholders of entities whose products were discontinued as part of the 1999 restructuring plan.

     Interest Expense, net. Interest expense for the three months ended June 30, 2001 declined in comparison to the same period of 2000 while, for the six months ended June 30, 2001, it was slightly more than the comparable period of 2000. This variance reflects the effects of additional borrowings in 2000 to finance several acquisitions and the more recent downward trend in interest rates.

     Income Tax Benefit. For the three months ended June 30, 2001, we generated net pre-tax losses for financial reporting purposes of approximately $8.3 million and taxable net operating losses of approximately $2.3 million. For the six months ended June 30, 2001, we generated net pre-tax losses for financial reporting purposes of approximately $17.3 million and taxable net operating losses of approximately $7.5 million. The financial reporting losses differ from the taxable losses primarily due to book versus tax differences in goodwill amortization, including non-deductible amounts. Approximately $3.2 million of these taxable losses were generated prior to the Spin-Off and remained with InfoCure. The remaining $4.3 million of these taxable losses generated subsequent to the Spin-Off, are attributable to us and will be available to offset any future taxable income we generate. These net operating loss carryforwards create a deferred tax asset of approximately $1.7 million. Additionally, certain of the assets and liabilities transferred to us in the spin-off had temporary differences between their book and tax bases which carried over to us. As a result, our deferred tax assets at June 30, 2001 relating to temporary differences approximate $6.7 million. Total deferred tax assets at June 30, 2001, including the net operating loss carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $8.4 million.

     We reported deferred tax assets at June 30, 2001 of approximately $5.4 million representing essentially amounts attributable to us based solely on reversing temporary differences as recorded by InfoCure through December 31, 2000. Management believes that it is more likely than not that these deferred tax assets will be realized based on our financial projections, sales backlog and other operational factors. These factors indicate we will generate taxable income within the next three to five years sufficient to realize the tax benefits represented by these future deductible temporary differences. As of June 30, 2001, we have recorded a valuation allowance of approximately $3.0 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized.

     Net Loss. As a result of the foregoing, we had a net loss of $7.0 million for the three months ended June 30, 2001, and a net loss of $15.6 million for the six months ended June 30, 2001.

     Accrued and Accretive Dividends on Preferred Stock. For the three and six months ended June 30, 2001, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.1 million and $1.4 million, respectively, to recognize accrual of the 6.5% preferred dividend and amortization of the $11.0 million estimated valuation discount. For the three and six months ended June 30, 2001, we recorded accretive dividends of $234,000 and $312,000, respectively, related to accretion of the redemption premium for the series C convertible redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund:

•	acquisitions;

•	working capital;

•	capitalized software development costs; and

•	capital expenditures for furniture, fixtures and equipment.

     During the six months ended June 30, 2001, we used $261,000 of cash in operating activities relating primarily to (1) a net loss of $15.6 million offset by non-cash charges of $12.3 million in depreciation and amortization, (2) an increase in accounts payable and accrued expenses of $2.6 million and (3) a decrease in trade and other receivables of $913,000. The increase in accounts payable and accrued expenses is primarily due to non-recurring charges relating to the Spin-Off. The decrease in trade and other receivables is primarily due to improved cash collections. During the six months ended June 30, 2000, we used $1.9 million of cash in operating activities relating primarily to (1) a net loss of $8.7 million offset by non-cash charges of $7.9 million for depreciation and amortization and reduced by a non-cash benefit of $5.3 million associated with deferred taxes and (2) a decrease in accounts receivable of $3.1 million.

     During the six months ended June 30, 2001, we used $5.2 million of cash in investing activities primarily relating to cash paid for acquisitions of $2.3 million, cash paid for capitalized software and other intangibles of $2.2 million and cash paid for property and equipment expenditures of $444,000. During the six months ended June 30, 2000, we used $21.8 million of cash in investing activities primarily representing cash used for acquisitions and related expenditures of $13.4 million, additional purchase price consideration of $4.4 million, advances to Medical Dynamics of $1.3 million, cash paid for other intangibles of $1.3 million and capital expenditures of $1.0 million.

     During the six months ended June 30, 2001, we generated cash from financing activities of $6.3 million consisting primarily of the sale of series C convertible redeemable preferred stock, net of transaction costs, for $4.7 million, proceeds from the issuance of our common stock of $1.4 million and net cash advances from InfoCure of approximately $344,000, offset by the payment of deferred loan costs of $183,000. During the six months ended June 30, 2000, we generated cash from financing activities of $26.1 million consisting primarily of borrowings attributed to us of $11.0 million from InfoCure’s line of credit and $15.1 million in cash advances from InfoCure.

     In connection with the Spin-Off, we entered into a credit facility with FINOVA Capital Corporation (“FINOVA”) under which we incurred approximately $21.6 million of indebtedness to repay InfoCure’s long-term indebtedness relating to our business. The FINOVA credit facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are quarterly tests for minimum net worth and minimum liquidity. Minimum net worth has been defined to include the two completed convertible redeemable preferred stock issuances in the first quarter of 2001, and the planned issuance to the stockholders of Medical Dynamics in the third quarter of 2001. The minimum net worth requirement ranges from a high of approximately $41.8 million at the quarter ended June 30, 2001, to a low of approximately $18.1 million at the quarter ending March 31, 2002. Minimum liquidity has been defined as cash and cash equivalents, plus amounts up to $2.5 million available, but not drawn, under our equity line (discussed below). The minimum liquidity requirement is approximately $5.4 million at the quarter ended June 30, 2001 and ranges from a high of approximately $11.1 million at the quarter ending March 31, 2003, to a low of approximately $2.8 million at the quarter ending March 31, 2002. The levels for the quarterly tests for minimum net worth and liquidity have been computed based on discussions with the lender regarding our business plan. The credit facility prohibits payment of cash dividends on, or redemption of, our capital stock. Amounts outstanding under the credit agreement bear interest at a variable rate which, through June 30, 2001, is a margin equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to June 30, 2001, the margin increases to 1.75% and after January 1, 2002 increases to 2.25%. The original outstanding principal balance of the loan will amortize 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. We were in compliance with all of the loan covenants at June 30, 2001. At June 30, 2001, the interest rate was 8.25%.

     In connection with the Spin-Off, on March 6, 2001, we entered into an equity line agreement with Crescent International Ltd. (“Crescent”) that allows us to issue and sell, and requires Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). Under this agreement, we can, from time to time at our option, issue and sell shares of our common stock with an aggregate purchase price of up to twice the average daily trading value of our common stock during the 22-day trading period immediately preceding the date of the notice to Crescent. However, in no event may we require Crescent to purchase more than $2.5 million at one time. The purchase price for shares of common stock sold to Crescent under this equity line will be 94% of the average of the lowest three consecutive bid prices during the 22-day trading period immediately preceding the applicable sale. Management does not currently believe that it will be necessary to draw any amounts under the Crescent equity line in the foreseeable future.

     In connection with the Spin-Off, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million, less transaction costs of approximately $300,000, to Crescent in a private placement. The series C convertible redeemable preferred stock is not convertible for one year after issuance. Thereafter, the holders can convert all or a portion of the shares of series C convertible redeemable preferred stock based on a floating conversion price that is a function of our common stock’s closing price. In no event will the holders of series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20% of our common stock upon conversion. We will have the right to either redeem in cash at a premium or require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. The redemption premiums will increase proportionately each year from 115% of the liquidation preference during the first year after issuance of the preferred stock to 160% of the liquidation preference following the fourth anniversary year of issuance. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the series C convertible redeemable preferred stock at a redemption price equal to 175% of the liquidation preference, or $8.75 million. If the price of our common stock decreases following the Spin-Off, we may be required to redeem the shares of series C convertible redeemable preferred stock at a significant premium in order to prevent a dilutive conversion of the series C convertible redeemable preferred stock into shares of our common stock. We may not have the necessary funds to redeem any shares of the series C convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

     In the third quarter of 2001, we intend to issue shares of our series B convertible redeemable preferred stock to the stockholders of Medical Dynamics as part of the merger consideration. Once issued, we will be required to redeem for cash the shares of series B convertible redeemable preferred stock on the fifth anniversary of issuance. The redemption price of the series B convertible redeemable preferred stock will be equal to $5.3 million plus accrued and unpaid dividends.

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

     At June 30, 2001, we had total cash and cash equivalents of $4.7 million and a working capital deficit of $9.9 million (including the effect of deferred revenue and customer deposits of $11.5 million). We expect the transition to a subscription pricing model will continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. Based on current business plans, it is anticipated that subscription fees will comprise approximately 10.0% of total revenues for 2001. We anticipate the growth in subscription fees and other revenue, coupled with the cost reductions from our 2000 restructuring, will enable us to continue to generate positive earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds from other sources of financing as described above, will be sufficient to fund our working capital requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter. However, if sufficient funds are not available, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. This standard was adopted on January 1, 2001. Adoption of this standard did not have an effect on our financial statements.

     SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” was issued in September 2000 to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after June 30, 2001. Adoption of this new standard did not have an effect on our financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Acquired intangible assets will be required to be recognized apart from goodwill if the acquired intangible assets meet certain criteria. Other intangible assets will continue to be amortized over their useful lives. Additionally, the new standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and require that goodwill arising from a business combination completed after June 30, 2001 not be amortized even though the new standards have not otherwise been adopted.

     We will apply the new statements for goodwill and other intangible assets beginning in the first quarter of 2002. We have not yet determined what the effect of these statements will be on our earnings and financial position.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements that reflect management’s current assumptions and estimates of future performance, the development and timing of PracticeWorks’ release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends” or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks’ results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above, and those discussed in the section entitled “Risk Factors” and elsewhere in PracticeWorks’ Annual Report on Form 10-K for the year ended December 31, 2000. These risks, uncertainties and assumptions include:

•	PracticeWorks has a limited operating history as an independent company, which may make it difficult to evaluate its historical and future financial performance.

•	PracticeWorks has a recent history of losses, and it may never achieve or maintain profitability.

•	PracticeWorks may be unable to refinance its obligations on favorable terms, or at all.

•	PracticeWorks may not successfully complete the development of its new applications and services, which would affect its ability to implement its growth strategy.

•	PracticeWorks’ ASP offerings and subscription pricing model are unproven, and if customers do not respond favorably to these new applications and services, then its revenues and profitability may be harmed.

•	PracticeWorks and its officers and directors had, and may prospectively have, conflicts of interest with respect to the Spin-Off.

•	InfoCure could incur a substantial corporate income tax liability in connection with the Spin-Off, and PracticeWorks may be required to indemnify InfoCure for all or a portion of this tax liability.

•	Recent issuances, and proposed issuances of PracticeWorks securities, as well as the potential conversion of outstanding PracticeWorks preferred stock, may subject PracticeWorks’ stockholders to significant dilution.

•	PracticeWorks’ credit facility imposes limitations and financial covenants that may adversely affect its ability to operate its business.

•	PracticeWorks has expanded and plans to expand rapidly, and it may be unable to manage its growth.

•	PracticeWorks may have to assert or defend its intellectual property rights, which may be costly and time-consuming to the company.

•	Market acceptance of the Internet, and/or Internet security concerns and system failures, could adversely affect PracticeWorks’ business.

•	PracticeWorks is subject to governmental regulation, and it must comply with the rules and regulations of the American Stock Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.6 million of PracticeWorks’ outstanding debt at June 30, 2001 related to long-term indebtedness under our credit facility with FINOVA that was used to repay InfoCure’s long-term indebtedness related to our business at the time of the Spin-Off. Amounts outstanding bear interest equal to 1.75% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, PracticeWorks’ interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $216,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2001. PracticeWorks does not trade in derivative financial instruments.

     PracticeWorks also conducts operations in Europe and Australia. Accordingly, PracticeWorks is subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar. For the three and six months ended June 30, 2001, less than 10% of PracticeWorks’ total revenues were earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any currency hedging activities.

     The financial statements of PracticeWorks’ non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholder’s equity. As of June 30, 2001, PracticeWorks had a cumulative translation adjustment of $(271,000).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Aside from the litigation filed by Joseph Hafner against InfoCure Corporation, which litigation is described in more detail in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, there are no material legal proceedings to which we are a party and our management is unaware of any contemplated actions against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 23, 2001, we sold 333,334 shares of our Common Stock, par value $0.01 per share, at an offering price of $4.50 per share. The aggregate purchase price was approximately $1.5 million. The shares were sold to eight individuals or entities represented by Sanders Morris Harris Inc., a registered broker-dealer acting as placement agent. We believe our offering and sale of the shares is exempt from registration under Section 4(2) of the 1933 Securities Act.

     We believe, and each investor represented to us in writing, that each investor was an “accredited investor” within the meaning of Rule 501 promulgated under the Act. In addition, the investors each agreed to acquire the securities for investment and not with a view to their distribution. The certificates representing the securities issued to the investors contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to a registration statement that has become effective under the Act, or pursuant to an exemption from such registration requirement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

None.

     (b)  Reports on Form 8-K:

     On March 22, 2001, PracticeWorks filed a Current Report on Form 8-K containing the following disclosure: (i) Item 2 disclosure announcing the consummation of PracticeWorks’ acquisition of all of the assets of SoftDent, LLC, or InfoSoft, the practice management software subsidiary of Ceramco, Inc., a wholly owned subsidiary of DENTSPLY International, Inc.; and (ii) Item 5 disclosure announcing the consummation of InfoCure’s Spin-Off of PracticeWorks. The definitive agreements entered into by PracticeWorks in connection with the Spin-Off were filed as exhibits thereto.

     On April 26, 2001, PracticeWorks filed an amendment to this Current Report on Form 8-K to include audited financial statements of InfoSoft and pro forma financial statements giving effect to the acquisition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2001.

PRACTICEWORKS, INC.

/s/ James K. Price

James K. Price President and Chief Executive Officer (Principal Executive Officer)

/s/ James A. Cochran

James A. Cochran Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)