Form 10-Q
period 2001-09-30
PRACTICEWORKS INC
filed 2001-11-13
CIK 1121786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 001-16079

PracticeWorks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2259090 (I.R.S. Employer Identification No.)
1765 The Exchange, Suite 200 Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

(770) 850-5006
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 9,367,148 as of November 12, 2001.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2001	December 31, 2000
	(UNAUDITED)
ASSETS
Current:
Cash and cash equivalents	$3,178	$3,979
Accounts receivable-trade, net of allowance of $1,381 and $1,103	7,231	8,097
Other receivables	1,185	979
Deferred tax assets	1,195	1,147
Prepaid expenses and other current assets	1,343	1,080

Total current assets	14,132	15,282
Property and equipment, net of accumulated depreciation of $4,422 and $1,930	6,611	4,120
Goodwill, net of accumulated amortization of $36,297 and $19,643	52,807	35,121
Other intangible assets, net of accumulated amortization of $2,624 and $588	14,281	9,769
Deferred tax assets	4,162	4,029
Other assets	180	201

	$92,173	$68,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,877	$1,483
Accrued expenses	5,564	4,324
Accrued restructuring costs	135	1,839
Deferred revenue and customer deposits	11,929	9,753
Current portion of long-term debt	5,425	1,055

Total current liabilities	27,930	18,454
Long-term debt, less current portion	18,790	20,239

Total liabilities	46,720	38,693

Commitments and contingencies
Convertible redeemable preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series A 6.5% convertible redeemable preferred; $32,000 liquidation preference and redemption value; 32,000 shares issued and outstanding at September 30, 2001; carrying value includes accrued dividends of $1,177 and is net of $9,756 unamortized discount	23,421	—

Series B 6.0% convertible redeemable preferred; $5,385 liquidation preference and redemption value; 976,538 shares issued and outstanding at September 30, 2001; carrying value includes accrued dividends of $48 and is net of $1,455 unamortized discount	3,978	—

Series C convertible redeemable preferred; $5,000 liquidation preference and redemption value; 100,000 shares issued and outstanding at September 30, 2001; carrying value includes $533 accrued redemption premium	5,533	—

Stockholders' equity:
Common stock $0.01 par value, 100,000,000 authorized, 9,364,018 issued and outstanding at September 30, 2001	93	—
Additional paid-in capital	32,915	—
VitalWorks, Inc. equity	—	29,720
Accumulated deficit	(20,477)	—
Accumulated other comprehensive (loss) income	(10)	109

Total stockholders' equity	12,521	29,829

	$92,173	$68,522

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Recurring	$11,395	$6,610	$30,045	$18,955
Non-recurring	4,810	3,226	13,033	10,897

Total revenue	16,205	9,836	43,078	29,852

Operating expense:
Hardware and other purchases for resale	2,714	1,480	6,075	4,331
Selling, general and administrative	12,092	10,187	34,628	29,167
Research and development	494	995	1,521	2,536
Depreciation and amortization	7,417	4,494	19,689	12,392
Restructuring and other non-recurring charges	—	4,941	2,184	5,757
Loss (gain) on disposal of fixed assets, net	—	6	5	(626)

Total operating expense	22,717	22,103	64,102	53,557

Operating loss	(6,512)	(12,267)	(21,024)	(23,705)
Interest expense and other, net	678	599	1,790	1,558

Loss before income taxes	(7,190)	(12,866)	(22,814)	(25,263)
Income tax benefit	—	(4,852)	—	(8,583)

Net loss	(7,190)	(8,014)	(22,814)	(16,680)
Accrued and accretive dividends on preferred stock	1,397	—	3,047	—

Net loss available to common shareholders	$(8,587)	$(8,014)	$(25,861)	$(16,680)

Loss per share—basic and diluted	$(0.93)	$(0.94)	$(2.88)	$(2.00)

Weighted average shares outstanding:
Basic and diluted	9,215	8,544	8,978	8,329

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(7,190)	$(8,014)	$(22,814)	$(16,680)
Other comprehensive income (loss), foreign currency translation adjustment	261	—	(119)	—

Comprehensive loss	$(6,929)	$(8,014)	$(22,933)	$(16,680)

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNT)
(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(22,814)	$(16,680)
Adjustments to reconcile net loss to cash flows used in operating activities:
Restructuring and other non-recurring charges	(944)	2,287
Depreciation and amortization	19,689	12,392
Provision for doubtful accounts	797	457
Other	195	(626)
Deferred taxes	—	(8,583)
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	698	1,517
Prepaid expenses and other current assets	(126)	(69)
Accounts payable and accrued expenses	2,610	5,104
Deferred revenue and customer deposits	(356)	957

Cash used in operating activities	(251)	(3,244)

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(3,893)	(14,722)
Additional purchase price consideration	—	(4,400)
Property and equipment expenditures	(1,330)	(2,637)
Cash paid for intangible assets	(1,523)	(2,402)
Other	9	(563)

Cash used in investing activities	(6,737)	(24,724)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net cash advances from VitalWorks	344	17,992
Proceeds from sale of series C convertible redeemable preferred stock, net	4,741	—
Proceeds from issuance of common stock, net	1,410	—
Borrowings of long-term debt	—	10,989
Payment of loan costs	(183)	—
Principal payments on long-term debt	(114)	(156)

Cash provided by financing activities	6,198	28,825

Effect of exchange rate changes on cash and cash equivalents	(11)	—

Net (decrease) increase in cash and cash equivalents	(801)	857
Cash and cash equivalents, beginning of period	3,979	2,527

Cash and cash equivalents, end of period	$3,178	$3,384

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Series A convertible redeemable preferred stock issued for InfoSoft acquisition, net of discount	$21,000	$—
Issuance of 8,754,937 shares of common stock in exchange for net assets at time of spin-off	26,600	—
Series B convertible redeemable preferred stock issued for Medical Dynamics acquisition, net of discount	3,812	—
PracticeWorks common stock issued for acquisition	2,080	—
VitalWorks common stock issued for acquisitions	2,297	2,386
Deferred purchase price consideration	771	—
Disposal of building under capital lease obligation	—	(1,109)
VitalWorks common stock issued to settle obligations	—	400

ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$648	$—

See accompanying notes to condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS—UNAUDITED

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    PracticeWorks, Inc. was incorporated in Delaware on August 10, 2000 as a wholly owned subsidiary of VitalWorks, Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001 (the "Spin-Off Date"), VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks' common stock to its stockholders in a tax-free distribution (the "Spin-Off"). The Spin-Off was effected through the dividend of one share of PracticeWorks common stock for every four shares of VitalWorks common stock held by VitalWorks stockholders of record as of February 21, 2001. Immediately prior to the Spin-Off, VitalWorks transferred to PracticeWorks the assets and liabilities of its information management technology business for dental, orthodontic and oral and maxillofacial surgery practices, including its interests in all wholly owned subsidiaries engaged in such business. Results of operations prior to the Spin-Off are those of PracticeWorks, a division of VitalWorks, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term "PracticeWorks" or the "Company" means PracticeWorks, a division of VitalWorks, Inc., for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

    The information presented at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2000, (the "Form 10-K"). The results for the three and nine month periods ended September 30, 2000 and for the period through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of VitalWorks. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

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

NOTE 2. REVENUE AND REVENUE RECOGNITION

    The Company reports two types of revenue: recurring and non-recurring revenue. Recurring revenue includes maintenance and support services, subscriptions and e-services (including EDI transactions and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

    Revenue from maintenance and support services and subscriptions, which typically have contracts varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from e-services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. Revenue from hardware sales is recognized upon product shipment. Revenue from training and implementation services is recognized as the service is provided. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

NOTE 3. BUSINESS COMBINATIONS

    As reported in the Company's Form 10-K, VitalWorks completed three acquisitions during the first quarter of 2000 and an additional three during the second quarter of 2000. These acquisitions were accounted for as purchases and attributed to the Company in conjunction with the Spin-Off.

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

    At the time of the InfoSoft acquisition, InfoSoft was party to approximately 25 independent value added reseller ("VAR") agreements. As a continuation of the InfoSoft acquisition, during the three months ended September 30, 2001, the Company completed transactions to terminate the agreements and/or restructure the relationships with respect to ten of these VAR's for total consideration of $1.9 million, consisting of $745,000 in cash, $1.2 million in notes payable and assumed liabilities of approximately $400,000. The purchase price was allocated based on preliminary estimates of fair values to tangible and intangible assets and total liabilities assumed. The Company recorded goodwill of approximately $2.3 million, inclusive of approximately $73,000 in transaction costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
PRO FORMA AMOUNTS
	2001	2000	2001	2000
	(In thousands, except per share amounts)
Revenue	$16,205	$11,955	$44,452	$39,000
Net loss available to common stockholders	(8,587)	(10,009)	(27,759)	(25,167)
Loss per common share—basic and diluted	$(0.93)	$(1.17)	$(3.09)	$(3.02)

    During the second quarter of 2001, the Company completed two immaterial acquisitions that were also accounted for as purchases. In connection with these acquisitions, the Company paid cash consideration aggregating $1.6 million, issued a non-interest bearing note payable in the amount of approximately $771,000 and assumed liabilities of approximately $300,000. The purchase price was allocated based on preliminary estimates of fair values to tangible and intangible assets, developed technology and total liabilities assumed. The Company recorded goodwill of approximately $2.7 million, inclusive of approximately $200,000 in transaction costs.

    Additionally, on August 8, 2001, the Company acquired all of the outstanding equity interests of Medical Dynamics, Inc. ("Medical Dynamics"), a dental practice management company, for which the aggregate consideration was approximately $9.6 million represented by approximately 222,000 shares of PracticeWorks common stock, 977,000 shares of PracticeWorks series B convertible redeemable preferred stock, 888,000 shares of VitalWorks common stock. Additionally, PracticeWorks incurred approximately $1.5 million in assumed liabilities and approximately $1.2 million in transaction costs. The purchase price was allocated based on preliminary estimates of fair values to tangible and intangible assets and total liabilities assumed. The Company recorded goodwill of approximately $12.3 million. VitalWorks' issuance of shares has been accounted for as an equity contribution.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

    As reported in PracticeWorks' Form 10-K, VitalWorks announced on August 1, 2000 its plans to restructure each of its dental and medical operating divisions, PracticeWorks and VitalWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarters of 2000, PracticeWorks closed or consolidated 11 facilities and terminated approximately 145 employees. The following table sets forth changes in the restructuring reserve during the three and nine months ended September 30, 2001:

	RESERVE BALANCE DECEMBER 31, 2000	ADDITIONS/ ADJUSTMENTS TO RESERVE	COSTS APPLIED AGAINST RESERVES	RESERVE BALANCE JUNE 30, 2001	ADDITIONS/ ADJUSTMENTS TO RESERVE	COSTS APPLIED AGAINST RESERVES	RESERVE BALANCE SEPTEMBER 30, 2001
	(IN THOUSANDS)
Facility closure and consolidation	$1,222	$(653)	$(272)	$297	$—	$(162)	$135
Compensation costs for severance and other termination benefits	617	(291)	(291)	35	—	(35)	—

Total	$1,839	$(944)	$(563)	$332	$—	$(197)	$135

OTHER NON-RECURRING CHARGES

    During the nine months ended September 30, 2001, the Company recorded other non-recurring charges of approximately $3.1 million related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off. The Company did not record any other non-recurring charges during the three months ended September 30, 2001.

NOTE 5. NOTES PAYABLE AND LONG TERM DEBT

    On March 5, 2001, concurrent with the Spin-Off, the Company borrowed approximately $21.6 million under a credit facility (the "Credit Facility") executed with FINOVA Capital Corporation ("FINOVA") to repay amounts attributed to the Company under VitalWorks' credit facility. The Credit Facility matures June 30, 2003 and is collateralized by substantially all of the Company's assets. Amounts outstanding will bear interest at a variable rate which, through June 30, 2001, was a margin equal to 1.5% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to June 30, 2001, the margin increased to 1.75% and after January 1, 2002 increases to 2.25%. The original outstanding principal balance of the loan will be payable 5.0% per quarter beginning October 1, 2001, and the remaining outstanding balance under the Credit Facility will be due in full on June 30, 2003. At September 30, 2001, the interest rate was 7.75%.

    The Credit Facility contains restrictions and covenants, including limitations on leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Effective June 30, 2001 FINOVA amended these restrictions and covenants related to capital expenditures and minimum liquidity requirements. The Company was in compliance with all covenants as of September 30, 2001.

NOTE 6. INCOME TAXES

    During the three and nine months ended September 30, 2001, the Company generated approximately $2.8 million and $10.3 million in net operating losses, respectively. Approximately $3.2 million of these losses were generated prior to the Spin-Off and will remain with VitalWorks. The remaining $7.1 million were generated subsequent to the Spin-Off and will be available to offset any future taxable income the Company generates. At September 30, 2001, the Company reported deferred tax assets of $5.4 million consisting of gross deferred tax assets of $11.6 million net of a valuation allowance of $6.2 million. The gross deferred tax assets consisted of $8.8 million in temporary differences in the book and tax bases of certain assets and liabilities and $2.8 million in net operating loss carryforwards. The Company has recorded a valuation allowance to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized.

    Additionally, in conjunction with the Medical Dynamics acquisition, the Company acquired net operating loss carryforwards totaling approximately $24.8 million. These net operating loss carryforwards are subject to substantial limitations resulting from the change in ownership provisions included in the federal tax code. The Company applied the limitation provisions and estimates that approximately $11.3 million of these net operating loss carryforwards could be utilized to offset future taxable income. The deferred tax asset associated with these loss carryforwards totals approximately $4.4 million. The Company recorded a valuation allowance to reduce this deferred tax asset to zero. Future realization of this deferred tax asset will reduce goodwill and similar intangibles arising from this acquisition.

NOTE 7. STOCKHOLDERS' EQUITY

COMMON STOCK

    The weighted average number of shares outstanding used in computing basic and diluted net loss per share for the three and nine months ended September 30, 2001 was 9,215,018 and 8,978,608, respectively. The weighted average number of shares outstanding used in computing diluted net loss for the three and nine months ended September 30, 2001 excludes 482,253 shares of common stock contingently issuable to WebMD Corporation, approximately 975,000 shares of common stock issuable upon conversion of the series A preferred stock and approximately 150,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion would be antidilutive. Potentially dilutive shares for the exercise of options and warrants of 165,143 and 130,282 for the three and nine months ended September 30, 2001, respectively, were also excluded from the diluted loss per share calculation, because they were antidilutive.

    For purposes of computing the historical basic and diluted weighted average per share amounts for periods prior to the Spin-Off, PracticeWorks used the distribution ratio of 1/4 share of PracticeWorks common stock for every outstanding share of VitalWorks common stock.

SERIES A CONVERTIBLE REDEEMABLEPREFERRED STOCK ISSUED TO CERAMCO

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

SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK ISSUED TO MEDICAL DYNAMICS STOCKHOLDERS

    In connection with the acquisition of Medical Dynamics, PracticeWorks issued approximately 977,000 shares of series B convertible redeemable preferred stock. These preferred shares have an initial liquidation preference of $5.44, accrue dividends at an annual rate of 6.0% and are convertible into PracticeWorks common stock at the then applicable conversion price (or approximately 150,000 shares). If declared, dividends are payable quarterly in arrears at the Company's option, in cash or common stock. If not declared, dividends accrue to the conversion price. These preferred shares are redeemable at the option of the holder after five years.

SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK ISSUED TO CRESCENT

    On March 6, 2001, the Company issued 100,000 shares of its series C convertible redeemable preferred stock for $5.0 million to Crescent International Ltd. ("Crescent"). If these preferred shares have not been converted after four years, the holders may require the Company to redeem them at a 175% premium to the liquidation preference. The Company will recognize an accretive dividend of approximately $938,000 annually related to this feature for four years which will impact earnings per share. These shares are not convertible for one year after issuance. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of their shares based on a floating conversion price which is a function of PracticeWorks common stock's closing price. Holders will not be entitled to obtain more than 20% of the Company's common stock in the aggregate upon conversion. Under the terms of the agreement, Crescent is prohibited from any short sale activities. Crescent also received certain registration rights in connection with its investment.

WARRANTS

    In connection with the Spin-Off, the Company issued to FINOVA a warrant to purchase up to 98,750 shares of the Company's common stock at a price of $4.80 per share in connection with the antidilution provisions of existing warrants to purchase VitalWorks common stock. This warrant is immediately exercisable and has an eight-year term. The estimated fair value of approximately $540,000 was recorded as deferred loan costs in the first quarter of 2001 and is being amortized over the life of the loan. None of these warrants had been exercised as of September 30, 2001.

    In connection with the Spin-Off, the Company issued to Crescent a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $18.40 per share in connection with the antidilution provisions of existing warrants to purchase VitalWorks common stock. The estimated fair value of this grant is nil. This warrant is immediately exercisable and has a four-year term. None of these warrants had been exercised as of September 30, 2001.

    In the third quarter of 2001, the Company issued FINOVA a warrant to purchase up to 100,000 shares of the Company's common stock at a price of $8.80 per share in connection with the amendment to the Credit Facility (Note 5). This warrant is immediately exercisable and has a five-year term. The estimated fair value of approximately $250,000 was recorded as deferred loan costs and is being amortized over the life of the loan. No warrants had been exercised as of September 30, 2001.

SHARES ISSUABLE TO WEBMD

    As previously disclosed, in connection with the Spin-Off, PracticeWorks assumed VitalWorks' contingent obligation to issue to WebMD Corporation ("WebMD") up to 482,253 shares of PracticeWorks common stock in satisfaction of pre-existing contractual obligations. These shares represent the PracticeWorks common stock that WebMD would have been entitled to receive in the Spin-Off had it owned the full number of shares of VitalWorks common stock on the record date.

NOTE 8. SEGMENT INFORMATION

    Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

    The Company historically evaluated its business based on specialty group (i.e., dental, orthodontic, and oral) clients. The Company's new business model has changed and reshaped these bases for evaluation. Effective in the first quarter of 2001, in connection with the Spin-Off, the Company changed the way it evaluates its business to reflect the new business model. Although the Company's products and services are similar, management believes that the delineation between the Company's revenue streams provides definition for reportable segments and is consistent with its newly adopted business model. Consequently, the Company has identified two reportable operating segments based on the criteria of SFAS No. 131: recurring revenue and non-recurring revenue. Recurring revenue includes maintenance and support services, subscriptions and e-services. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

    The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and CEO its assets or capital expenditures by segments.

    The Company also conducts operations in Europe and Australia. For the three and nine months ended September 30, 2001 and 2000, less than 10% of the Company's total revenues were generated outside the United States.

    The accompanying statements of operations disclose the financial information of the Company's reportable segments in accordance with SFAS No. 131 for the three and nine months ended September 30, 2001 and 2000.

NOTE 9. LEGAL PROCEEDINGS

    Pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off, PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against VitalWorks by Joseph Hafner. On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation [now VitalWorks, Inc.] et al, was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that VitalWorks breached the terms of a registration rights agreement whereby VitalWorks was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of VitalWorks' common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of VitalWorks and tort claims against VitalWorks as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of VitalWorks' alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. While VitalWorks' management believes it has meritorious defenses in this matter and intends to pursue these defenses vigorously, the outcome of this litigation is uncertain and could be adverse to the Company. Even if the outcome is adverse, management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on PracticeWorks' financial condition, liquidity or operating results.

NOTE 10. SUBSEQUENT EVENTS

CONSOLIDATION PLAN

    On October 23, 2001, PracticeWorks announced its plans to consolidate substantially all of its domestic operations into its facility located in Atlanta. The plan entails the closure of two facilities, reducing the scope of operations in a third facility and termination of approximately 110 employees. PracticeWorks expects to add approximately 60 employees in Atlanta to absorb functions of the closed locations. As a result, PracticeWorks expects to record restructuring costs of approximately $1.0 million in the fourth quarter of 2001. Once the plan is fully implemented in April 2002, the Company estimates that it will realize annualized cost savings of approximately $2.0 million to $2.5 million. .

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125". This statement was issued to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after September 30, 2001. Adoption of this new standard did not have an effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Additionally, the new standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and require that goodwill arising from a business combination completed after June 30, 2001 not be amortized even though the new standards have not otherwise been adopted.

    Pursuant to SFAS No. 142, the Company did not amortize the goodwill for any acquisitions closed subsequent to July 1, 2001. Additionally, the Company will discontinue on January 1, 2002 the amortization of goodwill for acquisitions closed prior to July 1, 2001. Goodwill amortization for the three and nine months ended September 30, 2001 amounted to $6.0 million and $16.7 million, respectively. The Company has yet to determine the actual impact that the adoption of the statement will have on its financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this statement to have an impact on the Company's earnings and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Company is in the process of evaluating the impact of this statement on its earnings and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    PracticeWorks, Inc. ("PracticeWorks" or "we") is an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, Internet-based services, including electronic data interchange, or EDI, services, business-to-business e-commerce services, and web-site development and hosting, ongoing maintenance and support and training. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of September 30, 2001, we had an installed base of approximately 65,000 providers, including 53,000 dentists, 4,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 4,000 dentists worldwide.

    For the nine months ended September 30, 2000 and through March 5, 2001, we operated as a division of VitalWorks, Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution ("Spin-Off") of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. VitalWorks currently owns none of our outstanding common stock.

    A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through March 5, 2001, VitalWorks completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off, we completed one acquisition in March 2001 and several other immaterial acquisitions subsequently. Given the number of acquisitions in the periods presented, the results of operations from period to period may not necessarily be comparable.

SEGMENT AND MARKET INFORMATION

    We report our results from operations in two segments: recurring revenue and non-recurring revenue. Recurring revenue includes maintenance and support services, subscriptions and e-services (including EDI transactions and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE (In thousands)

	Three months ended September 30,						Nine months ended September 30,
	2001	Percent of total	2000	Percent of total	Dollar change	Percent change	2001	Percent of total	2000	Percent of total	Dollar change	Percent change
Recurring	$11,395	70.3%	$6,610	67.2%	$4,785	72.4%	$30,045	69.7%	$18,955	63.5%	$11,090	58.5%
Non-recurring	4,810	29.7	3,226	32.8	1,584	49.1	13,033	30.3	10,897	36.5	2,136	19.6

Total	$16,205	100.0%	$9,836	100.0%	$6,369	64.8%	$43,078	100.0%	$29,852	100.0%	$13,226	44.3%

    Total Revenue. Total revenue for the three months ended September 30, 2001 increased as a result of organic growth of $2.7 million in the core elements of our business and revenues of $3.7 million attributable to acquisitions, consisting primarily of $2.9 million attributable to the InfoSoft acquisition completed in the first quarter of 2001. Total revenue for the nine months ended September 30, 2001 increased as a result of organic growth of $3.8 million in the core elements of our business and revenues of $9.4 million attributable to acquisitions, consisting primarily of $6.4 million attributable to the InfoSoft acquisition and $1.8 million attributable to acquisitions made in the first and second quarters of 2000.

    Recurring Revenue. Recurring revenue derives from contractual arrangements for maintenance and support services and subscriptions and from e-services. Recurring revenue for the three months ended September 30, 2001 increased primarily as a result of increased e-services revenue of $2.9 million, which includes $1.8 million attributable to acquisitions, increased subscription revenue of $762,000, and increased maintenance revenue of $1.1 million. Recurring revenue for the nine months ended September 30, 2001 increased primarily as a result of increased e-services revenue of $6.5 million, which includes approximately $4.1 million attributable to acquisitions, increased subscription revenue of $2.2 million, and increased maintenance revenue of $2.4 million. Increases in maintenance revenues for the three and nine months ended September 30, 2001 are largely attributable to acquisitions. The increases in subscriptions and e-services revenue for the three and nine months ended September 30, 2001 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers.

    Non-Recurring Revenue. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services. Non-recurring revenue for the three months ended September 30, 2001 increased as a result of an $869,000 increase in training and implementation revenue, increased software sales of $484,000 and a $225,000 increase in other revenues. Non-recurring revenue for the nine months ended September 30, 2001 increased as a result of increased training and implementation revenues of $1.9 million and increased software sales of $688,000, offset by a net decrease in hardware and other revenues of $494,000. Increased training and implementation revenue is attributable to growth in our core business as upgrade and new customers implement, primarily by subscription, our newest practice management applications. Increases in net software sales are substantially attributable to acquisitions. The increase in software sales generated by acquisitions was offset by a reduction in software sales in the core business and, together with the reduction in hardware sales, is the expected result of lower unit sales of one-time licenses and systems as we transition to subscription pricing for the majority of our products. The decrease in hardware revenues is the expected result of an agreement we entered into in August 2000 essentially to outsource hardware in certain business lines in exchange for a marketing fee.

OPERATING COSTS AND EXPENSES (In thousands)

	Three months ended September 30,						Nine months ended September 30,
	2001	Percent of sales	2000	Percent of sales	Dollar change	Percent change	2001	Percent of sales	2000	Percent of sales	Dollar change	Percent change
Hardware and other purchases for resale	$2,714	16.7%	$1,480	15.0%	$1,234	83.4%	$6,075	14.1%	$4,331	14.5%	$1,744	40.3%
Selling, general and administrative	12,092	74.6	10,187	103.6	1,905	18.7	34,628	80.4	29,167	97.7	5,461	18.7
Research and development	494	3.0	995	10.1	(501)	(50.4)	1,521	3.5	2,536	8.5	(1,015)	(40.0)
Depreciation and amortization	7,417	45.8	4,494	45.7	2,923	65.0	19,689	45.7	12,392	41.5	7,297	58.9
Restructuring and other non-recurring charges	—	—	4,941	50.2	(4,941)	(100.0)	2,184	5.1	5,757	19.3	(3,573)	(62.1)
Interest expense, net	678	4.2	599	6.1	79	13.2	1,790	4.2	1,558	5.2	232	14.9
Income tax benefit	—	—	(4,852)	(49.3)	4,852	(100.0)	—	—	(8,583)	(28.8)	8,583	(100.0)

    Hardware and Other Purchases for Resale. Hardware and other purchases for resale consists of costs incurred to purchase hardware and includes costs of processing, forms and postage for EDI claims and statements and other e-services, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Hardware and other purchases for resale for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, increased in the aggregate due to the growth in e-services, offset by reduced hardware costs. Lower hardware costs are attributable to fewer hardware units sold and improved margins. As a percentage of sales, cost of hardware and other purchases for resale remained relatively constant compared with the prior year.

    Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, increased primarily as a result of the InfoSoft acquisition, completed in the first quarter of 2001, and several smaller acquisitions completed in the second quarter of 2000. Excluding the effects of these acquisitions, SG&A decreased by $473,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due principally to the net effect of payroll and facilities cost reductions resulting from the August 2000 restructuring.

    Research and Development. Research and development expenses consist primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with making enhancements to existing products and developing new products. Research and development expense decreased for the three and nine month period ended September 30, 2001, compared to the same periods in 2000, primarily due to a higher proportion of software development costs qualifying for capitalization. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. Excluding acquired capitalized software costs, software costs capitalized for the three and nine months ended September 30, 2001 totaled $475,000 and $1.0 million, respectively. Software costs capitalized for the three and nine months ended September 30, 2000 totaled $236,000 and $657,000, respectively. The higher level of capitalized costs in 2001 compared to 2000 reflects the state of development of a variety of projects, including new e-services applications and major upgrade versions of several practice management applications that are part of our core product offerings.

    Depreciation and Amortization. Depreciation and amortization expense increased for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, due principally to the additional goodwill amortization expense from the InfoSoft acquisition completed in the first quarter of 2001 and several smaller acquisitions completed in the second quarter of 2000. Goodwill amortization expense for the three and nine months ended September 30, 2001, was $6.0 million and $16.7 million, respectively, compared to $4.1 million and $11.1 million for the three and nine months ended September 30, 2000, respectively. The remainder of depreciation and amortization expense related to depreciation of fixed assets and amortization of capitalized software development costs.

    Restructuring and Other Non-Recurring Charges. In the nine months ended September 30, 2001, we incurred approximately $3.1 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the Spin-Off from VitalWorks. These costs were offset by a $944,000 reduction in accrued restructuring costs for the nine months ended September 30, 2001 relating to the re-negotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. During the three and nine months ended September 30, 2000, we incurred restructuring charges of $4.9 million and $5.7 million, respectively. Of the total, $4.9 million related to the 2000 restructuring plan and $778,000 related to costs associated with contingent consideration payable to former stockholders of entities whose products were discontinued as part of the 1999 restructuring plan.

    Interest Expense, net. Interest expense for the three and nine months ended September 30, 2001 increased in comparison to the same periods of 2000 principally related to increased borrowings associated with acquisitions, offset somewhat by the more recent downward trend in short-term interest rates.

    Income Tax Benefit. For the three months ended September 30, 2001, we generated pre-tax losses for financial reporting purposes of approximately $7.2 million and net operating losses for tax purposes of approximately $2.8 million. For the nine months ended September 30, 2001, we generated pre-tax losses for financial reporting purposes of approximately $22.8 million and net operating losses for tax purposes of approximately $10.3 million. The financial reporting losses differ from the net operating losses for tax purposes primarily due to book versus tax differences in goodwill amortization, including non-deductible amounts. Approximately $3.2 million of these losses for tax purposes were generated prior to the Spin-Off and remained with VitalWorks. The remaining $7.1 million of these losses for tax purposes generated subsequent to the Spin-Off, are attributable to us and will be available to offset any future taxable income we generate. These net operating loss carryforwards create a deferred tax asset of approximately $2.8 million. Additionally, certain of the assets and liabilities transferred to us in the Spin-Off had temporary differences between their book and tax bases which carried over to us. As a result, our deferred tax assets at September 30, 2001 relating to temporary differences approximate $8.8 million. Total deferred tax assets at September 30, 2001, including the net operating loss carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $11.6 million.

    We reported net deferred tax assets at September 30, 2001 of approximately $5.4 million essentially representing amounts attributable to us based solely on reversing temporary differences as recorded by VitalWorks through December 31, 2000. Management believes that it is more likely than not that these deferred tax assets will be realized based on our financial projections, sales backlog and other operational factors. These factors indicate we will generate taxable income within the next three to five years sufficient to realize the tax benefits represented by these future deductible temporary differences. As of September 30, 2001, the gross deferred tax assets consisted of approximately $8.8 million in temporary differences in the book and tax bases of certain assets and liabilities and approximately $2.8 million in net operating loss carryforwards. We have recorded a valuation allowance of approximately $6.2 million to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized.

    Net Loss. As a result of the foregoing, we had a net loss of $7.2 million for the three months ended September 30, 2001, and a net loss of $22.8 million for the nine months ended September 30, 2001.

    Accrued and Accretive Dividends on Preferred Stock. For the three and nine months ended September 30, 2001, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.1 million and $2.4 million, respectively, to recognize accrual of the 6.5% preferred dividend and amortization of the $11.0 million estimated valuation discount. For the three months ended September 30, 2001 we recorded accrued and accretive dividends of $93,000 related to the series B convertible redeemable preferred stock. For the three and nine months ended September 30, 2001, we recorded accretive dividends of $234,000 and $546,000, respectively, related to accretion of the redemption premium for the series C convertible redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund:

  •
  acquisitions;

  •
  working capital;

  •
  capitalized software development costs; and

  •
  capital expenditures for furniture, fixtures and equipment.

    During the nine months ended September 30, 2001, we used $251,000 of cash in operating activities relating primarily to (1) a net loss of $22.8 million offset by non-cash charges of $19.7 million in depreciation and amortization and (2) an increase in accounts payable and accrued expenses of $2.6 million. During the nine months ended September 30, 2000, we used $3.2 million of cash in operating activities relating primarily to (1) a net loss of $16.7 million offset by non-cash charges of $12.4 million for depreciation and amortization and $2.3 million for restructuring and other non-recurring charges, reduced by a non-cash benefit of $8.6 million associated with deferred taxes, (2) an increase in accounts payable and accrued expenses of $5.1 million, (3) a decrease in accounts receivable of $1.5 million and (4) an increase in deferred revenue and customer deposits of $1.0 million.

    During the nine months ended September 30, 2001, we used $6.7 million of cash in investing activities primarily relating to cash paid for acquisitions of $3.9 million, cash paid for capitalized software and other intangibles of $1.5 million and property and equipment expenditures of $1.3 million. During the nine months ended September 30, 2000, we used $24.7 million of cash in investing activities representing primarily cash used for acquisitions and related expenditures of $14.7 million, additional purchase price consideration of $4.4 million, cash paid for other intangibles of $2.4 million and capital expenditures of $2.6 million.

    During the nine months ended September 30, 2001, we generated cash from financing activities of $6.2 million consisting primarily of the sale of series C convertible redeemable preferred stock, net of transaction costs, for $4.7 million, proceeds from the issuance of our common stock of $1.4 million and net cash advances from VitalWorks of approximately $344,000, offset by the payment of deferred loan costs of $183,000 and the payment of long term debt of $114,000. During the nine months ended September 30, 2000, we generated cash from financing activities of $28.8 million consisting primarily of borrowings attributed to us of $11.0 million from VitalWorks' line of credit and $18.0 million in cash advances from VitalWorks.

    In connection with the Spin-Off, we entered into a credit facility with FINOVA Capital Corporation ("FINOVA") under which we incurred approximately $21.6 million of indebtedness to repay VitalWorks' long-term indebtedness relating to our business. The FINOVA credit facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are quarterly tests for minimum net worth and minimum liquidity. Minimum net worth has been defined to include the convertible redeemable preferred stock issuances in 2001. The minimum net worth is approximately $28.2 million for the quarter ended September 30, 2001 and future requirements range from a low of approximately $18.1 million at the quarter ending March 31, 2002, to a high of approximately $30.5 million at the quarter ending June 30, 2002. Minimum liquidity has been defined as cash and cash equivalents, plus amounts up to $2.5 million available, but not drawn, under our equity line (discussed below). The minimum liquidity requirement is approximately $4.3 million for the quarter ended September 30, 2001 and future requirements range from a low of approximately $2.8 million at the quarter ending March 31, 2002 to a high of approximately $15.7 million at the quarter ending

June 30, 2003. The levels for the quarterly tests for minimum net worth and liquidity have been computed based on discussions with the lender regarding our business plan. Effective June 30, 2001, FINOVA agreed to amend these restrictions and covenants related to capital expenditures and minimum liquidity requirements. The credit facility prohibits payment of cash dividends on, or redemption of, our capital stock. Amounts outstanding under the credit agreement bear interest at a variable rate which, through September 30, 2001, was a margin equal to 1.75% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to January 1, 2002, the margin increased to 2.25%. The original outstanding principal balance of the loan will be payable 5.0% per quarter beginning in the fourth quarter of 2001, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. We were in compliance with all of the loan covenants at September 30, 2001. At September 30, 2001, the interest rate was 7.75%.

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

    In connection with the Spin-Off, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million, less transaction costs of approximately $300,000, to Crescent in a private placement. The series C convertible redeemable preferred stock is not redeemable for one year after issuance. Thereafter, the holders can convert all or a portion of the shares of series C convertible redeemable preferred stock based on a floating conversion price that is a function of our common stock's closing price. In no event will the holders of series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20% of our common stock upon conversion. We will have the right to either redeem in cash at a premium or require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. The redemption premiums will increase proportionately each year from 115% of the liquidation preference during the first year after issuance of the preferred stock to 160% of the liquidation preference following the fourth anniversary year of issuance. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the shares at a redemption price equal to 175% of the liquidation preference, or $8.75 million. If the price of our common stock decreases following the Spin-Off, we may be required to redeem the shares of series C convertible redeemable preferred stock at a significant premium in order to prevent a dilutive conversion of the series C convertible redeemable preferred stock into shares of our common stock. We may not have the necessary funds to redeem any shares of the series C convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

    On August 8, 2001, we issued shares of our series B convertible redeemable preferred stock to the stockholders of Medical Dynamics as part of the merger consideration. We will be required to redeem for cash the shares of series B convertible redeemable preferred stock on the fifth anniversary of issuance. The redemption price of the series B convertible redeemable preferred stock will be equal to $5.3 million plus accrued and unpaid dividends.

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

    On October 23, 2001, we announced plans to consolidate substantially all of our domestic operations into one facility located in Atlanta. The plan entails the closure of 2 facilities, reducing the scope of operations in a third facility and termination of approximately 110 employees. We expect to add approximately 60 employees in Atlanta to absorb functions of the closed locations. As a result, we will record restructuring costs of approximately $1.0 million in the fourth quarter of 2001. Once fully implemented in April 2002, we estimate annualized cost savings of approximately $2.0 million to $2.5 million to be realized.

    At September 30, 2001, we had total cash and cash equivalents of $3.2 million and a working capital deficit of $13.8 million (including the effect of deferred revenue and customer deposits of $11.9 million). We expect our subscription pricing model will continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. Based on current business plans, it is anticipated that subscription fees will comprise approximately 10.0% of total revenues for 2001. We anticipate the growth in subscription fees and other revenue, coupled with the cost reductions from our 2000 and 2001 restructuring plans, will enable us to continue to generate positive earnings before interest, income taxes, depreciation and amortization ("EBITDA"). We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds from other sources of financing as described above, will be sufficient to fund our working capital requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter. However, if sufficient funds are not available, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125". This standard was issued to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after September 30, 2001. Adoption of this new standard did not have an effect on our financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests. Acquired intangible assets will be required to be recognized apart from goodwill if the acquired intangible assets meet certain criteria. Other intangible assets will continue to be amortized over their useful lives. Additionally, the new standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and require that goodwill arising from a business combination completed after June 30, 2001 not be amortized even though the new standards have not otherwise been adopted.

    Pursuant to SFAS No. 142, we did not amortize the goodwill generated from any acquisitions closed subsequent to July 1, 2001. Additionally, on January 1, 2002, we will discontinue the amortization of the goodwill generated from acquisitions closed prior to July 1, 2001. For the three and nine months ended September 30, 2001, goodwill amortization expense amounted to $6.0 million, or $0.65 per share, and $16.7 million, or $1.86 per share, respectively. We have yet to determine the actual impact that the adoption of this statement will have on our financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of this statement to have an impact on our earnings and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. We are in the process of evaluating the impact of this statement on our earnings and financial position.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

    This discussion contains forward-looking statements that reflect management's current assumptions and estimates of future performance, the development and timing of PracticeWorks' release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "plans," "intends" or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks' results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above, and those discussed in the section entitled "Risk Factors" and elsewhere in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2000. These risks, uncertainties and assumptions include:

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

  •
  PracticeWorks' ASP offerings and subscription pricing model are unproven, and if customers do not respond favorably to these new applications and services, then its revenues and profitability may be harmed.

  •
  PracticeWorks and its officers and directors had, and may prospectively have, conflicts of interest with respect to the Spin-Off.

  •
  VitalWorks could incur a substantial corporate income tax liability in connection with the Spin-Off, and PracticeWorks may be required to indemnify VitalWorks for all or a portion of this tax liability.

  •
  Recent issuances, and proposed issuances of PracticeWorks securities, as well as the potential conversion of outstanding PracticeWorks preferred stock, may subject PracticeWorks' stockholders to significant dilution.

  •
  PracticeWorks' credit facility imposes limitations and financial covenants that may adversely affect its ability to operate its business.

  •
  PracticeWorks has expanded and plans to expand rapidly, and it may be unable to manage its growth.

  •
  PracticeWorks may have to assert or defend its intellectual property rights, which may be costly and time-consuming to the company.

  •
  Market acceptance of the Internet, and/or Internet security concerns and system failures, could adversely affect PracticeWorks' business.

  •
  PracticeWorks is subject to governmental regulation, and it must comply with the rules and regulations of the American Stock Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.6 million of PracticeWorks' outstanding debt at September 30, 2001 related to long-term indebtedness under our credit facility with FINOVA that was used to repay VitalWorks' long-term indebtedness related to our business at the time of the Spin-Off. Amounts outstanding bear interest equal to 1.75% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $216,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2001. We do not trade in derivative financial instruments.

    We also conduct operations in Europe and Australia. Accordingly, we are subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar. For the three and nine months ended September 30, 2001 and 2000, less than 10% of our total revenues were earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any currency hedging activities.

    The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholder's equity. As of September 30, 2001, we have recorded a cumulative translation adjustment of $(10,000).

September 11, 2001

    The terrorist attacks on September 11, 2001, and the aftermath thereof, are not expected to have a significant impact on our results of operations. As a result of our business model where 70% of our revenue is recurring in nature, we are generally insulated from fluctuations in outside market forces. The most significant impact from these events was the cancellation of several industry trade shows and limited attendance at events that were held. We believe we have addressed the impact of these industry events through other mass marketing efforts.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Aside from the litigation filed by Joseph Hafner against InfoCure Corporation (now VitalWorks, Inc.), which litigation is described in more detail in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, there are no material legal proceedings to which we are a party, and our management is unaware of any contemplated material actions against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On August 8, 2001, we issued 20,340 shares of our Common Stock, par value $.01 per share, to Kloner Enterprises, Inc., a California corporation, as payment for services in connection with our acquisition of Medical Dynamics, Inc. We believe our offering and issuance of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933. We believe Kloner Enterprises, Inc. is an "accredited investor" within the meaning of Rule 501 promulgated under the Act. In addition, the investor has acknowledged that the shares are not registered and the certificate representing the shares contains a legend to the effect that the securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2001.

PRACTICEWORKS, INC.
/s/ JAMES K. PRICE James K. Price President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES A. COCHRAN James A. Cochran Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PRACTICEWORKS, INC. INDEX TO CONTENTS DESCRIPTION OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES