Form 10-K
period 2001-12-31
PRACTICEWORKS INC
filed 2002-03-20
CIK 1121786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER 001-16079

PracticeWorks, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	52-2259090 (IRS Employer Identification No.)
1765 The Exchange, Suite 200, Atlanta, Georgia (Address of Principal Executive Offices)	30339 (Zip Code)

Registrant's telephone number, including area code: (770) 850-5006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the common equity held by non-affiliates of the Registrant (10,021,313 shares, assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 1, 2002 (based on the closing sale price of the Registrant's common stock, par value $0.01 per share, $11.05 per share, as reported on the American Stock Exchange on such date) was $110,735,509. 11,200,149 shares of common stock were outstanding as of March 1, 2002.

i

Item 1. Business

Overview

        We provide information management technology products and services for dentists, orthodontists and oral and maxillofacial surgeons. Our customers conduct business in a segment of the dental industry which provides a very efficient market—a provider serving patients and receiving a fee for services. Unlike other fields of medicine, there currently is limited government intervention in our industry.

        We offer software-based systems that handle the financial and practice management needs of our customers. Our practice management software applications help our customers in the administration of their practices, they help with financial management of their businesses, and they include treatment planning, charting and other clinical applications. Cosmetic digital imaging software capability is a recent, and we feel an important, addition to our offerings. As well, we recently have begun offering digital radiography systems as a distributor for Trophy Dental, a well-known developer and manufacturer of high quality digital X-ray equipment and software. These additions to our suite of products provide our customers an opportunity to enhance their practices with cutting edge technology and attractive new services that we believe will be welcomed by their patients and will bring added efficiencies and revenue opportunities to our customers' practices.

        In addition to providing practice management software solutions, both as upgrades of existing customers or new system sales, one of the biggest facets of our business is providing ongoing maintenance, support and training. We continually monitor and adjust our core software products to meet the needs of our customers as hardware technology develops and the industry evolves. We routinely develop upgrades to our core products and make those available to our customers using those products. Our staff of well-trained telephone support personnel is available during business hours to support our customers across the country. We provide training as well to all of our new customers and upgrade or conversion customers who request it. We also provide continuing training, and we can conduct training remotely, saving our customers time and resources.

        Our practice management systems support electronic and Internet-based services such as electronic data interchange (or EDI) services for submission of insurance claims and processing of patient statements and access to our practice and patient Internet portal, which we continue to develop. Our Internet-based offerings also include business-to-business e-commerce services and website development tools, allowing providers to purchase supplies at any time conveniently through the Internet and to efficiently and economically build a personalized website for their practice.

        Our applications and services are designed to automate the dental healthcare practice, resulting in greater efficiency, lower costs and higher quality care. As of March 1, 2002, we had an installed base of approximately 72,000 providers, including approximately 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and approximately 11,000 international providers primarily in Sweden and the United Kingdom, but some of which were in Canada and Australia. In United States we offer all of our dental products and services on a subscription basis, which we believe greatly relieves our customers of the large upfront cash outlay that the purchase of software licenses and high technology practice solutions often entails. Additionally, our customers may choose to purchase our products and services by paying a one-time upfront license and training fee. Because our products and services are so essential to a provider's business, and because we are ever present to maintain the software, help the office staff with support and training and bring many of the newest practice management solutions to the practitioner's doorstep, we believe our business enjoys a very close relationship with its customers through frequent contact. That in turn gives us regularly recurring opportunities to market our products through a mutually beneficial relationship with a large and existing customer base.

        Although our business primarily is in the United States, we believe there is great potential in Europe for organic growth and absorption of numbers of customers through acquisitions. Through our existing operations in Sweden and the United Kingdom, we already have in place much of the infrastructure we would expect to need for this expansion, including a management team that is independent from our U.S. team and well positioned to direct and manage operations in that region.

        PracticeWorks began as an operating division of its former parent, InfoCure Corporation, the balance of whose business was providing practice management solutions to the broader medical physician market. InfoCure's approach to business development historically included acquisitions that increase the customer base in multiples. From July 1997 through December 2000, InfoCure acquired 18 dental practice management application companies that it attributed to our business. We have since made additional acquisitions that brought us additional customers. The large customer base that we enjoy and continue to grow is key to our business plan by allowing us to efficiently market our products and services.

        PracticeWorks, Inc., was incorporated in Delaware in August 2000, and on March 5, 2001, InfoCure spun off our operations through a pro rata distribution to its stockholders of all of our outstanding common stock. As a result of the spin-off, we became an independent, publicly traded company operating what was previously InfoCure's dental, orthodontic and oral and maxillofacial surgery business (InfoCure subsequently changed its name to VitalWorks Inc. and continues to operate with the balance of its business assets. References to VitalWorks in this Annual Report hereafter shall include InfoCure for the period before the name change).

The Industry

  State Of The Dental Industry

        According to the Health Care Financing Administration, healthcare expenditures were approximately $1.3 trillion, or 13.2% of the U.S. gross domestic product, in 2000. Spending on dental services in the United States reached approximately $60.7 billion in 2000 and was expected to increase 6.3% in 2001. Dental services are expected to grow at a compound rate of 6.0% annually through the year 2010, when total dental care would account for approximately $108.9 billion of U.S. healthcare expenditures. Based on our experience in the industry, we believe the primary drivers of growth in dental services include the aging U.S. population, natural teeth being retained longer, changing dental procedures, general population growth and an increase in private dental insurance. According to Dorland Healthcare Information, a healthcare industry research firm, orthodontic services were estimated to have represented $4.4 billion of total dental services expenditures in 2000, an increase of 7.3% over the previous year.

        The Detwiler Group, a healthcare industry research firm, estimates the market for professional dental products to have been approximately $3.3 billion in 2001, growing at an annual rate of 8.4% to more than $3.5 billion by 2002. A wide range of products comprise this market, including supplies, such as hand instruments, polishing materials and consumables used in patient therapy, and equipment, such as sterilizers, powered hand pieces and ultrasonic cleaners. In addition, orthodontists and oral and maxillofacial surgeons use other specialty equipment and supplies, including bonding and wiring material, anesthesia and surgical supplies.

        The traditional supply chain for professional dental and related products is highly fragmented and inefficient, with more than 1,400 distributors serving dental practices. Fewer than 20 of the distributors have more than $20.0 million in annual sales, according to the Detwiler Group. According to Strategic Dental Marketing, an industry market research firm, the six largest manufacturers of dental supplies control approximately 45% of the market, but very few sales of dental supplies are made directly to dental practices by these manufacturers. However, the cost effective procurement of supplies and equipment is highly important to managing dental practice expenses.

        The dental industry in Europe differs markedly from the current state in the United States. We believe only roughly half of the practices are currently automated or computerized. In most European countries, providers of practice management solutions in the dental marketplace are fragmented, with no clear leader.

        We note that information about the oral and maxillofacial surgery market is not available and is not included in the dental industry data discussed above. Therefore, our discussion of trends and forecasts in the dental services industry is necessarily incomplete.

  Information Management Technology

        Information from the American Dental Association indicates that dental practitioners are increasingly utilizing information management technology, including practice management applications, in the day-to-day operation of their practices to more efficiently manage their practices and control costs in a competitive business environment. Practice management applications include a range of software products for dentists and other dental healthcare providers that are used throughout the business day. Most practice management applications provide several common functions considered "mission critical", including:

  •
  administrative functions, such as patient scheduling;

  •
  financial functions, such as patient billing and receivables management; and

  •
  clinical functions, such as preventative care notification.

        Information management technology and the Internet are becoming increasingly important and commercially viable systems to reduce the current cost burden in many industries. Because of its size, fragmentation and dependence on information exchange, we believe the healthcare sector, including the dental, orthodontic and oral and maxillofacial surgery industries, is ideally suited to benefit from increased use of technology systems to control costs and manage complex data requirements. However, we believe there are unmet needs between the older legacy vendors and the new technology vendors. Legacy vendors can provide systems with advanced features but typically lack systems that are user-friendly and enable electronic communications. On the other hand, new technology vendors can provide this Internet connectivity but often lack the experience, customer base and feature functionality to promote widespread adoption. We believe a significant opportunity exists for companies like ours that have experience in delivering information management technology systems to dental providers, advanced feature functionality and new technology systems that enhance connectivity through the Internet.

  Growth Of The Internet and Business-To-Business Electronic Commerce

        Many companies in a variety of industries to various degrees use the Internet to utilize business-to-business electronic communication to streamline complex processes, purchase and sell goods and exchange information among fragmented groups of customers, manufacturers and distributors. Forrester Research, an independent research firm, has estimated that U.S. business-to-business e-commerce, defined as the total volume of inter-company trade of goods and services in which the final order is placed over the Internet, will increase from $109 billion in 1999 to $1.3 trillion in 2003. Business-to-business e-commerce enables purchasers and sellers in fragmented markets to reduce supply chain inefficiencies. Sellers are able to cost-effectively access additional markets, streamline their sales and marketing and distribution operations, reduce their time-to-market and efficiently distribute updated product information. Buyers can improve their purchasing process and easily access current product information and a broad range of products and services.

        We believe that the direct and frequent use of our practice management applications by providers and office staff throughout the business day combined with our substantial installed customer base strongly positions us to facilitate business-to-business e-commerce between our customers and dental, medical and orthodontic product manufacturers and distributors as well as other suppliers. Through business relationships we have established to date, orthodontists using our e-commerce application can make convenient, cost-effective online purchases of orthodontic supplies and promotional materials. All of our customers can make convenient, cost-effective online purchases of forms and other general business supplies. We are currently in active negotiations to develop additional business relationships to enable online purchasing of dental supplies using our e-commerce application. This will allow us to expand our e-commerce services to the dental and oral and maxillofacial surgery markets and further develop this revenue stream.

Our Strategy

        The large customer base that we have assembled establishes us as the United States' leading provider of information management technology and related services for dentists, orthodontists and oral and maxillofacial surgeons. We also believe that our international customer base establishes us as a major force in the dental markets of Sweden and the United Kingdom and gives us a foothold to increase our competitive position within the broader European region. Our objectives are to maintain our position as a market leader, enhance our customer relationships and grow our business, both domestically and internationally. Our principal strategies to meet these objectives include:

  Promote Our Practice Management Applications

        We offer our customers our most technologically advanced practice management applications, which we call our core applications. These applications are specialty specific to meet the needs of a dental, orthodontic or oral or maxillofacial surgery practice and are deployed in a client/server environment installed in the provider's office. We will continue to enhance features and functionality of these core applications to, among other things, address changes in the dental industry (for example to facilitate the provider's compliance with the Health Insurance Portability and Accountability Act of 1996, known as HIPAA) and provide integration with other of our products and services, such as our cosmetic imaging suite, Trophy digital radiography products that we distribute and our e-commerce modules.

        We have implemented programs designed to create a strong brand identity for PracticeWorks and to gain new customers within the dental, orthodontic and oral and maxillofacial surgery markets. Our marketing programs include direct mailings, advertising, participation in trade shows, promotions at user group meetings and seminar programs which will enable us to meet face-to-face with existing and potential customers in major U.S. cities. We will continue to stress through our various marketing programs the benefits of our products to our potential customers' practices and the reasons a provider should choose our products over a competitors'. Our sales staff will try to convince these customers that selection of our products is the right choice, because of our wide presence in the marketplace, our continual improvement of our software through upgrades to meet changing needs and advances in technology and our active searching for new and improved technologies, such as our imaging initiatives, to complement our product line. In our marketing and sales efforts we will seek to show the practitioner that we can satisfy his or her practice management information systems needs, from software and digital radiography equipment on subscription and other creative financing, to support, maintenance and training.

        In addition to marketing our applications to new customers, we intend to actively encourage existing customers to upgrade to our newest core applications. Based on our experience in the information management technology industry, we believe providers traditionally upgrade to new practice management systems approximately every five years. We expect this relatively short upgrade cycle, combined with our strong customer relationships and our establishment of a centralized data conversion center to facilitate our efforts to upgrade our existing customers, will provide us with ample opportunity for sales of our products and services. As our existing customers upgrade to our latest core applications, we believe we can reduce our operating costs by retiring some of our existing applications and reducing the overall number of applications we support.

  Promote Our Maintenance, Support and Training Services

        We provide the services of our support personnel to answer questions from the provider's staff and help them keep their practice management software running smoothly to meet their needs everyday. We can send trainers on-site for initial instruction on the use of our systems and for training on new products or modifications to existing products, and we can provide this service remotely as well, saving the time and expense of travel. We intend actively to seek to provide maintenance and support to all of the practitioners who operate with one of our practice management software products, and to seek opportunities to provide training about our existing and new products to their staffs. We will utilize many, if not all, of the same sales and marketing efforts to reach existing users who are not already receiving these services that we use for sales of our core products and related enhancements.

  Provide Additional Products and Services to our Existing Customer Base

        In addition to our efforts to promote our core practice management and digital imaging applications, Trophy digital radiography equipment and software, and product maintenance, support and training, we believe there are other efforts we can take with existing customers to help them increase revenue and reduce operating costs. A significant number of our existing customers do not currently utilize our EDI and e-commerce services. We believe there exists a great opportunity to expand the number of our practitioners who use EDI services on a regular basis, and also feel that as they become more widely available, our e-commerce services will benefit many of our customers. We plan to encourage customers to use our EDI and other electronic services through continuation of our direct marketing campaign coupled with focused efforts by our inside sales group. We established the inside sales group initially to focus on marketing our maintenance and support services to our existing customers that do not currently use those services but have expanded the scope of this effort to include marketing of add-on software modules and our electronic services, such as our credit card processing services, website development tools and hosting services, and, as previously noted, EDI and e-commerce services. We believe we can capitalize on the direct and frequent use of our practice management applications by providers and office staff throughout the business day and our significant market penetration to facilitate e-commerce transactions between our customers and dental, medical and orthodontic product manufacturers and distributors as well as other suppliers. We intend to continue to develop or acquire new products and services to offer to our customers.

  Provide Creative Pricing Methods

        We expect to convert substantially our entire customer base to subscription pricing over the next five to seven years, which will provide our customers with lower start-up and total costs and will provide us with a substantial source of recurring revenue. We will market subscription pricing to existing customers primarily in conjunction with our efforts to upgrade those customers to our core applications. New customers of all of our dental products and services will be offered subscription pricing. As our customer's existing maintenance and support contracts expire we will offer them new subscription packages for those services. We will also assist with third-party lease financing for those customers who want to acquire applications from us, but who want to own their system.

  Selectively Acquire Complementary Businesses and Technology

        From July 1997 through December 2000, VitalWorks acquired 18 dental practice management application companies that were attributed to us in connection with the spin-off. As discussed more fully later, we acquired InfoSoft in March 2001 and Medical Dynamics in August 2001, both of which further expanded our installed customer base, and we completed other small acquisitions during 2001. In January 2002, we completed a small acquisition in Europe, acquired technology assets and entered into a distribution agreement that marked our entry into digital imaging for general dentistry. All of these have enabled us to build a substantial customer base, expand into new markets and obtain the technology utilized by those businesses. We intend to pursue additional acquisitions in the United States as we identify appropriate opportunities to further increase our customer base with the view of driving additional sales of products and services. We will employ the same growth strategies to assemble a greater share of the market in Europe. These acquisitions may as well give us an opportunity to expand into additional markets and enhance our product offerings.

Our Applications and Services

  Practice Management Applications

        Application Features.    Our feature rich, technologically advanced practice management applications are designed to automate the administrative, financial and clinical information management functions for dental, orthodontic and oral and maxillofacial surgery practices. Our applications are also scalable, providing the flexibility to serve practices of all sizes and with multiple locations. Our applications include the following standard features and functions essential to our customers' practices:

  •
  Administrative Management. Appointment scheduling, patient registration, resource management, patient correspondence, referral management and management reporting;

  •
  Financial Management. Payor billing, patient billing and accounts receivable management; and

  •
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

        In addition to providing standard practice management features, our applications offer advanced features that serve many of the specialty-specific needs of orthodontic and oral and maxillofacial surgery practices. Some of these advanced features are summarized in the following chart:

Specialty Area		Specialty Specific Features
Orthodontics	—	Contract billing via payment coupons
	—	Time scheduling by units of doctor and assistant time per procedure
	—	Treatment charting
	—	Diagnostic and treatment planning
	—	Automatic patient treatment milestone tracking
	—	Imaging
Oral and Maxillofacial Surgery	—	Medical and dental claim processing and cross-coding
	—	Surgery narrative reporting
	—	Surgery stage tracking
	—	Implant tracking
	—	Pretreatment estimating and treatment planning
	—	Image integration into patient records

        Current Applications.    We classify our existing practice management applications as either "core" or "classic." Core applications are the applications we currently market to new and existing customers and are the focus of our ongoing product development efforts. Core applications offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. Classic applications, while continuing to offer adequate functionality, may lack the most advanced practice management features and may not be designed for the latest generation of operating systems. We have designated some of our applications that offer advanced functionality and operate on the latest generation of operating systems as classic applications because we have a core application that we believe better serves the same market. Therefore, our classic applications will not be further marketed or developed as part of our strategy to upgrade our customers to our newest, most advanced products and reduce the number of applications we support.

        As of March 1, 2002, approximately 55% of our practice sites used core applications, while approximately 45% used classic applications. We believe there is a significant opportunity to upgrade those customers utilizing classic applications to our core applications. While we no longer actively market our classic applications, we will continue to provide support for those applications until we determine, on a case-by-case basis, that it is no longer cost effective to do so.

        Subscription Pricing.    Under our subscription-pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users, which may include practitioners and support staff. The subscription fee is set by a contract that is typically three years in length. Subscription pricing also provides our customers with protection against application obsolescence, because we provide customers with upgrades for no additional charge as we expand the functionality of our applications. Subscription fees also include access to PW Exchange, our e-commerce application, and our EDI services, although customers pay an e-commerce supplier or us for supplies ordered through PW Exchange and pay us a fee per EDI transaction. In some cases, subscription fees will include connection to an Internet service provider, or ISP. We plan to offer this service by establishing a business relationship with an ISP.

  Electronic Data Interchange

        Using the EDI component of our practice management applications, customers are able to (1) determine patient insurance eligibility, (2) electronically submit insurance claims to independent national clearinghouses that then submit the claims to payors and (3) submit patient billing information to clearinghouses that process, print and mail patient statements and provide billing reports to the customer. The use of our EDI services can improve a practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and statements to patients. Furthermore, our EDI application is an integrated component of most of our practice management applications, enabling customers to submit information to clearinghouses without the need to access a separate system or re-enter data.

  Digital Imaging

        Two product and service lines comprise our dental imaging offering: our Dicom Digital Image Suite and the Trophy digital sensors and software for X-ray imaging that we distribute. Dicom's Digital Imaging Suite of software applications includes imagExplorer™, imagEditor™, imagSimulator™ and Whitener modules. Our digital imaging system for dentists is an easy-to-use add-on module for our dental practice management products. It provides powerful image management, editing, annotation and treatment simulation capabilities for dentists and their staff. The Dental Imaging Suite also provides a powerful communications tool that is beneficial to dentists, dental laboratories and insurance companies due to its strong functionality and ease of use.

        We recently became a distributor in the U.S. for Trophy's patented RVGUI digital sensors and software, and we have begun to offer these excellent quality digital X-ray systems on subscription. Trophy's digital intra-oral system is the first to equal or exceed the performance of X-ray film. We believe Trophy's system is the world leader in digital imaging, because of its quality, ease of use and speed. It handles all types of digital images, ranging from RVGUI, Intra-oral Camera images, Panoramic images, and Scanned images, all on the same screen.

        We also plan to meet our customers' needs for image capture technology by offering digital cameras and intra-oral cameras in addition to standard digital X-ray sensors and digital panoramic X-ray sensors.

  PW Exchange

        PW Exchange, our e-commerce application now accessible on the Internet, is designed to reduce administrative effort and increase the efficiency of the procurement function of a practice by enabling online purchasing of orthodontic and office supplies and promotional materials at competitive prices from a single application. We introduced PW Exchange in the orthodontic market in the second quarter of 2000. We released an Internet-enabled version of PW Exchange during the first quarter of 2001. PW Exchange features an electronic catalogue of the supplies offered by our e-commerce suppliers and permits them to promote special offerings. Customers create orders by selecting products from this catalogue, and PW Exchange sends the order to be fulfilled by one of our e-commerce suppliers. PW Exchange also offers an inventory management function that can automatically generate practice-specific supply orders for orthodontic supplies based on the pre-determined needs of the practice.

        Currently, orthodontists use PW Exchange to order orthodontic supplies directly from a supplier with whom we have contracted for fulfillment. Also, any of our customers may place orders for office supplies and promotional supplies directly with us through PW Exchange. We have contracted with an office supply and stationery company to fulfill those office and promotional supply orders for our customers. We are continuing to develop additional business relationships with providers of dental supplies, which will allow us to expand our marketing of PW Exchange to the dental and oral and maxillofacial surgery markets. We plan to include PW Exchange as an additional component of our core practice management applications for no additional charge when we provide those applications to new customers or to existing customers who upgrade to our core applications.

  Website Development Services

        Healthcare practices are increasingly establishing their own websites to market their services and provide information about their practices over the Internet. To serve this growing demand, we offer SiteBuilder, our Internet-based personalized website development application. SiteBuilder easily and economically allows a provider to create its own personalized website using templates and available graphics. Through communications functionality, known as e-Link, currently available in our core practice management applications, our customers' websites may be integrated with their practice management application and enable them to provide an interactive, secure, encrypted communication link for their patients. This functionality permits our customers the option to allow patients to view their provider's schedule, request an appointment and receive confirmation of the appointment, view their clinical records, obtain account information and view the status of insurance claims.

  Internet Portal

        We plan to launch our Internet portal, or website, in the second quarter of 2002. Customers will access the portal through a standard Internet browser and then log in by entering a unique personal identification number and password. After logging in, customers will be able to access PW Exchange and SiteBuilder. Our portal will feature Internet-based training and support services and will provide secure encrypted communication with our customers. The portal will also provide access to an Internet-based customer service application that will enable customers to view the current status of support requests sent using this application and provide access to a customer knowledge base of frequently asked questions. Our Internet portal also will feature relevant content regarding the dental, orthodontic and oral and maxillofacial surgery markets and an Internet-based marketing tool that will enable a provider to custom design direct mail pieces, select a target mailing list and procure print fulfillment in a convenient, cost-effective manner. We also expect to enter into business relationships that will enable us to provide additional services to our customers through our Internet portal. These services may include credentialing, continuing medical education, Internet-based banking, insurance and travel services.

E-Commerce Business Relationships

        We believe the direct and frequent use of our practice management applications by providers and their office staff throughout the business day combined with our substantial installed customer base strongly positions us to facilitate e-commerce between providers and dental, medical and orthodontic product manufacturers and distributors as well as other suppliers. To pursue these opportunities, we have formed and intend to form business relationships with companies that can provide fulfillment of supply orders placed through PW Exchange, such as the ones we already have formed with Ormco Corporation for orthodontic supplies and United Stationers Supply Co. for office supplies. In addition, we intend to enter into business relationships with (1) an Internet Service Provider to offer our customers access to an Internet connection and (2) vendors that will provide healthcare content that we will offer our customers and their patients through our Internet portal.

ASP Applications

        Our future plans call for release of our practice management applications deployed on the application service provider, or ASP, model. We had developed an ASP version of our dental practice management application, offering basic functionality for the management of a dental practice, which was previewed at the Fall 2000 conference of the American Dental Association to warm response. We had expected to release our ASP application for use by dentists in the United States during the fourth quarter of 2001 and our orthodontic and oral and maxillofacial surgery ASP applications by the first quarter of 2002, but we have delayed that implementation.

        We believe wide utilization and demand for ASP versions of our products will be dependent on availability of high-speed Internet access. At the time we undertook development of our ASP practice management application, it was generally forecast that high speed data communications would be widely available throughout the U.S. within a very short time. However, this forecast has not held, and leading providers of this service have met with a number of difficulties. Given our assessment of the current state of development of the communications infrastructure and the perception of Internet reliability following a fairly recent spate of transmitted computer viruses, we believe it prudent to have temporarily delayed further ASP development efforts focused on the mission critical modules of our practice management applications. In the near-term, we are instead directing ASP development efforts to modules such as SiteBuilder and PW Exchange that, while not mission critical, nonetheless provide substantial benefit and enhance the value proposition to current and potential practitioner customers.

        We intend to monitor the progress of the communications infrastructure and renew, as appropriate, the development of ASP versions of our practice management applications. We anticipate that the time for bringing these offerings to market has been extended to at least mid-2003.

Recent Business Transactions

  InfoSoft Acquisition

        On March 7, 2001, we completed the acquisition of SoftDent, LLC, a practice management software subsidiary under DENTSPLY International, Inc. ("Dentsply"). SoftDent, LLC, now one of our subsidiaries, was the successor to the software technology and business of InfoSoft, Inc. ("InfoSoft"). InfoSoft developed and provided dental practice management software systems, which we now market as our SoftDent® software product. The acquisition of InfoSoft strengthened our presence in the dental segment of the healthcare information systems market by adding approximately 22,000 dentists to our installed customer base and providing a significant increment to our EDI revenues. The acquisition afforded us opportunities for future conversion of the acquired customer base to newer technology offered by us, the potential revenue from our connectivity, imaging and other enhancement offerings and the cost savings realized from eliminating duplicative services and redundancies in staffing.

        The aggregate estimated fair value of the consideration paid in connection with this acquisition was approximately $25.5 million, including preferred stock valued at $21.0 million (net of $11.0 million discount), cash paid, notes payable issued, liabilities assumed and fees and expenses. In connection with this acquisition, we issued 32,000 shares of our series A convertible redeemable preferred stock to Ceramco, Inc., a wholly-owned subsidiary of Dentsply, having a stated redemption value of $32.0 million in five years plus dividends at 6.5% per year. These shares of series A convertible redeemable preferred stock are convertible into approximately one million shares of our common stock, including approximately 51,000 shares related to dividends accrued through December 31, 2001.

        At the time of the acquisition, InfoSoft was party to approximately 23 independent value added reseller ("VAR") agreements. In 2001, we elected not to renew the agreements with a number of the VARs, and we completed transactions to terminate the agreements and/or restructure the relationships with respect to all but two of the remaining VARs. Costs incurred are included in the aggregate consideration noted above.

  Other Acquisitions

        During 2001 and through March 1, 2002, we completed several other acquisitions that added to our customer base or brought in new technologies to complement our practice management system offerings. Through our acquisition of Medical Dynamics, Inc. on August 8, 2001, we strengthened further our presence in the dental segment of the healthcare information systems market in the U.S. by adding approximately 4,000 dentists to our installed customer base. In two smaller transactions in the United Kingdom we added an aggregate of approximately 2,000 dentists to our customer base in Europe. These new customers afford us the same opportunities for increased revenue and savings provided by the InfoSoft acquisition.

        In the Medical Dynamics acquisition, we issued to the Medical Dynamics shareholders approximately 222,000 shares of our common stock and approximately 977,000 shares of our series B convertible redeemable preferred stock. Additional consideration given in the merger was provided in the form of common stock issued by VitalWorks, who retained that obligation through our spin-off. Estimated fair value of the aggregate consideration was approximately, $9.6 million, including fees and expenses.

  Imaging

        Shortly after the end of the year, we completed two transactions that give us a strong entry into the imaging market for general dentistry to complement our imaging offerings in the orthodontic market. We acquired the dental imaging software technology formerly owned by Dicom Imaging Systems, Inc., a leading provider of comprehensive, market proven dental imaging software, and we became a preferred distributor for Trophy Dental, the inventor of the first dental digital radiography system and the leading manufacturer of dental digital radiography systems and intra-oral X-ray equipment worldwide.

Sales and Marketing

  Sales

        We generate sales primarily through a direct sales force that is organized by practice area and consisted of 48 sales representatives as of March 1, 2002. Our sales force generates sales to new customers and promotes and sells new applications and services to existing customers. We have also established a dedicated sales force of 10 representatives to focus on promoting our maintenance and support services and our e-commerce, EDI and practice website services to our existing customers who do not utilize those services. We have in place a proprietary software application that provides our sales force with tools for remote generation of proposals and quotes and provides our sales management tools for lead tracking, sales forecasting and customer base forecasting.

        We plan to focus our sales efforts on the following initiatives:

  •
  promote core applications to new customers or as upgrades for existing customers;

  •
  promote use of our maintenance and support and practice website services by existing customers who do not currently subscribe to these services;

  •
  increase utilization of our EDI applications by new and existing customers through a direct marketing campaign;

  •
  encourage existing customers to convert to subscription pricing as their maintenance and support contracts expire or when they upgrade to one of our new core products; and

  •
  continue our efforts to enroll customers in PW Exchange and promote utilization of PW Exchange by dentists and oral and maxillofacial surgeons once we establish a business relationship enabling us to offer dental and medical supplies via the application in those markets.

  Marketing

        In connection with the introduction and rollout of our subscription-pricing model, PW Exchange and SiteBuilder, the introduction of digital imaging applications for general dentistry and the upcoming release of our Internet portal we have continued to commit resources to a focused marketing program. In 2001, we believe we were successful in branding the PracticeWorks name and are now continuing programs that will promote market awareness of our brand. Our marketing program includes the following components:

  •
  Continuation of our Branding Campaign. We are branding all components of our technology systems, with our PracticeWorks logo, except for specified components associated with the InfoSoft acquisition, which are products of our SoftDent subsidiary that we sell directly or through dealers under the SoftDent brand. While using our practice management applications, the user will constantly see our PracticeWorks logo. In addition, we will use the "PracticeWorks" name (as well as the SoftDent name for the SoftDent products) in connection with all trade shows and medical journals and other areas in which we have historically advertised individual products under different names.

  •
  National Seminar Program. Our ongoing seminar program will enable us to meet face-to-face with thousands of existing and potential customers in major U.S. cities to strengthen our customer relationships and apprise them of the new products and features available through our practice management applications and services.

  •
  Lead Generation. We have implemented a proprietary lead generation application to track our contact with existing and potential customers to increase the efficiency and management of our sales and our marketing efforts.

        We target our new and existing customers principally through customer referrals, participation in trade shows, our seminar program, direct mailings and advertising.

Customers

        As of March 1, 2002, we had an installed base of approximately 61,000 providers in the United States, including 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons. We have systems installed in all 50 states.

        In addition, as of March 1, 2002, we had an installed base of approximately 11,000 providers outside of the U.S., primarily in Europe, approximately half of which are in Sweden and half in the United Kingdom.

Customer Service and Support

        Our support staff provides a wide range of customer support functions. We employ functional and technical support personnel who work directly with our customers to resolve technical, operational and application problems or questions.

        Our support group also assists with the implementation process. Implementation consists of training, hardware installation and, with respect to new customers or existing customers that are upgrading from our classic systems, data conversion. We train providers and their staffs on the use of our products through on-site training, and we regularly offer seminar training in major U.S. cities. Data conversion is generally performed while providers are using their existing practice management systems so that the day-to-day operations of their practices are not interrupted. We have established a centralized data conversion center, which we believe will enable us to more efficiently and effectively perform customer data conversions. Hardware support is generally provided directly by the manufacturer or its authorized reseller, although we provide the first level of telephone support and dispatch the service call to the appropriate vendor.

        We also have centralized our support service for our applications. We believe this is a more cost-effective way to offer a higher level of support to our customers. We plan to leverage the capabilities of our support staff through the implementation and use of sophisticated computer software that keeps track of solutions to common computer and software related problems. Use of this software will allow our support staff to learn from the experience of other personnel within our company and is expected to reduce the time required to respond to support requests.

        We recently have introduced remote training via the telephone and Internet and are also developing Internet-based training and maintenance and support services. Remote training enables us to deliver training to a customer incrementally without significant disruption of their normal business routine which on-site training requires. Internet-based training will allow our customers and their office staff to learn to utilize their practice management systems as needed and on a more consistent basis than periodic on-site training or seminars can offer.

        As of March 1, 2002, we had 292 employees performing customer support functions, of which 216 were help desk operators, 48 were trainers and the remaining 28 provided implementation and conversion services.

Product Development

        We are currently focusing our product development efforts on our core applications, certain ASP modules and our Internet portal and the services it will enable. We will devote our product development resources on an ongoing basis to the continuing development of our applications and services including, at the appropriate time, ASP versions of the mission critical modules of our practice management applications. Our product development staff will develop additional functionality for our applications by regularly communicating with our customers, our customer service and support staff and our sales representatives to ensure our applications meet market demands. Our product development staff will also develop additional functionality by assessing the best attributes of our classic applications and applications of companies we may acquire. Further, we have established market specific product advisory councils, consisting of cross-functional product development staff, to advise us with respect to the products requested by their customers. We also have established end user groups to provide feedback to us with respect to the needs of the marketplace. As of March 1, 2002, we had 34 employees performing product development functions and 16 performing quality assurance checks. We spent approximately $2.2 million, $3.5 million, and $4.2 million on research and development activities, net of amounts eligible for treatment as capitalized software development costs, during the years ended December 31, 2001, 2000 and 1999, respectively.

Technology

        We believe that PC-based practice management systems are standardizing on the Windows family of operating systems. Our PC-based core applications use industry standard relational database software, such as SQL-Server or Btrieve, and Microsoft Corporation's operating system software, such as Windows 95, Windows 98 and Windows NT, and networking software, such as Windows Terminal Server. We have adopted 32-bit client/server technology for our PC-based core applications, increasing their scalability in local and wide area network environments.

Intellectual Property and Proprietary Rights

        Our success and ability to compete depend in part on our ability to protect our proprietary intellectual property rights to our applications and services. To protect these rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with third parties, and protective contractual provisions such as those contained in agreements with companies with which we have business relationships, vendors and customers. In addition, we expect our employees to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. In addition, competitors may independently develop applications and services similar to ours.

Employees

        As of March 1, 2002, we employed approximately 612 regular employees. From time to time we employ a small number of part-time personnel.

Competition

        The market for healthcare information services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Our competitors can be categorized as follows:

  •
  national and regional practice management application providers, including Dentrix Dental Systems, Inc., a subsidiary of Henry Schein, Inc., and another Henry Schein company, Easy Dental Systems, as well as EagleSoft, a subsidiary of Patterson Dental Supply, Inc.;

  •
  traditional and online suppliers of dental, medical and office supplies, such as MediBuy, OfficeDepot.com, and Staples.com; and

  •
  website development companies.

        Each of these types of companies can be expected to compete with us within various segments of the market for information management technology for dentists, orthodontists and oral and maxillofacial surgeons. Some of our competitors have greater financial, development, technical, marketing and sales resources than we have.

        Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our applications and services, may enter our markets. We believe that the primary competitive factors in our industry are:

  •
  product features and functionality;

  •
  customer service, support and satisfaction;

  •
  price;

  •
  ease of implementation; and

  •
  ongoing product enhancements.

        Although our position in the market as compared to our competitors is difficult to characterize, due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors.

Privacy Issues

        Because our applications and services are utilized to manage and transmit highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

  •
  security that requires a password to access our systems;

  •
  user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;

  •
  encryption of data relating to our ASP applications and e-commerce transactions transmitted over the Internet; and

  •
  use of a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our ASP applications, commonly referred to as a "firewall."

        The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with HIPAA. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

        Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

  •
  using individual user names and passwords for each employee handling electronic data; and

  •
  requiring each employee to sign an agreement to comply with all company policies, including our policy regarding handling of confidential information.

        We monitor proposed regulations that might affect our applications and services in order to ensure that we are in compliance with such regulations when and if they are promulgated.

Government Regulation

        As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in compliance with existing laws that are material to our operations.

        HIPAA.    HIPAA required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the privacy and security of protected health information (or PHI).

        A substantial part of our activities involves the receipt or delivery of PHI concerning patients of the dentists, orthodontists and oral and maxillofacial surgeons with whom we have direct contractual relationships. For example, we transfer PHI to national healthcare clearinghouses through our EDI services and we will transmit PHI over the Internet in connection with offering our ASP applications. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of PHI by healthcare providers, health plans and healthcare clearinghouses, known collectively as "covered entities" (the "Final Privacy Rule"). The Final Privacy Rule establishes a complex regulatory framework on a variety of subjects including (1) disclosure and use of PHI, (2) individuals' rights to access and amend their PHI, and (3) individual's rights to an accounting of disclosures of PHI. The final rule generally prohibits any disclosure or use of PHI except as authorized either by the rule or by the patient under standards set by the final rule.

        Certain requirements of the Final Privacy Rule extend to "business associates" of the covered entities. Covered entities are required to ensure that their contractual relationships with business associates include certain requirements to ensure the privacy of PHI that the business associate may receive in the course of the parties' relationship. Among other requirements, the contracts must specify that the business associate will: (1) only use or disclose PHI as permitted under the agreement and not in a manner that would violate the Final Privacy Rule; (2) use appropriate safeguards to prevent further use or disclosure of PHI except as permitted by the agreement; (3) report any known misuse of PHI to the covered entity; (4) make an accounting of any disclosures of PHI available to individuals as required by the Final Privacy Rule; (5) return or destroy any PHI at the termination of the relationship; and (6) require that the contract be terminated, if feasible, where it is determined that the business associate has materially violated it. Because of the broad definition of "business associates" under the Final Privacy Rule, we will, at a minimum, be considered to be business associates of covered entities. Although the Final Privacy Rule does not become effective until April 14, 2003, we are taking steps to ensure that our contracts will comply with these requirements on or before this date.

        In addition to the Final Privacy Rule, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential medical information and many are considering further legislation in this area. The Final Privacy Rule establishes minimum standards and would preempt conflicting state laws that are less restrictive than HIPAA but would not preempt conflicting state laws that are more stringent than any rules issued by the Secretary under HIPAA. As a result, both the Final Privacy Rule and any certain state privacy laws may require changes to our applications and services, policies and procedures.

        In accordance with HIPAA mandates, on August 17, 2000, the Secretary also issued final rules for financial and administrative transactions and data elements for certain types of healthcare transactions which are transmitted electronically (the "Final Transaction Rule"). Specifically, the Final Transaction Rule establishes standards and data elements for eight financial and administrative transactions including: (1) healthcare claims or equivalent encounter information; (2) eligibility for a health plan; (3) referral certification and authorization; (4) healthcare claims status; (5) enrollment and disenrollments in a health plan; (6) healthcare payment and remittance advice; (7) health plan premium payments; and (8) coordination of benefits. The Final Transaction Rule's original compliance date of October 16, 2002 was extended until October 16, 2003 by Congressional legislation signed into law by President Bush. The new law that extends the compliance date requires covered entities that desire an extension to submit by Oct. 16, 2002, an analysis reflecting the extent to which and the reasons why they are not in compliance. The covered entity must submit a budget, schedule, work plan, and implementation strategy for achieving compliance. The compliance plan must indicate whether they plan to use a contractor or vendor to achieve compliance and indicate when they will test their operations to ensure compliance with the transaction standards. Testing for the eight transactions covered by the rule must begin no later than April 16, 2003. Because of the complexity of these new requirements, we are in the process of reviewing all applications in an effort to ensure that the content and edits will conform to the Final Transaction Standards for our customers that submit any of the eight transactions electronically. While we will incur costs to become compliant with the Final Transaction Rules, management believes they will not have a significant overall impact on the Company's financial results or operations.

        Lastly, in addition to both the Final Privacy Rule, state privacy rules and the Final Transaction Rule, on August 12, 1998, the Secretary issued proposed regulations addressing security standards regarding electronic transmission of health information under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements with certain of our customers restricting the dissemination of health information and requiring implementation of specified security measures. Final regulations are expected at an undetermined date and will require compliance two years after the effective date of the final rule. Although we are working to design our applications and services to comply with the proposed security standards, there can be no assurance that final security regulations will not require additional modifications to our applications, policies and procedures.

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

Risk Factors

        In addition to the information contained elsewhere in this document, you should carefully read the following risk factors. All references to "we" or "our" are deemed to refer to PracticeWorks and its subsidiaries. All references to the "spin-off" and the "distribution" refer to the spin-off of PracticeWorks from VitalWorks on March 5, 2001, through the distribution of all shares of PracticeWorks to the VitalWorks shareholders.

        We have a history of losses, and we may never achieve or maintain profitability.

        We had net losses of $30.8 million for the year ended December 31, 2001. Our accumulated deficit as of December 31, 2001 was $25.4 million. Our switch from up-front licensing payments for our software to a subscription-based pricing model historically had degraded our current revenue recognition in favor of recurring revenues. We expect that the increasing recurring revenues we have been experiencing since the spin-off through the acceptance of the subscription-based pricing model in the marketplace and the addition of additional products and services under one-time and subscription-based pricing will lead us to profitability, but we have not yet reached profitability and we believe there are still uncertainties regarding our attainment of profitability in the future under this model. We cannot yet know that our efforts to increase revenue through this model and control expenses at the same time will be sufficient to achieve or maintain profitability.

        We may need additional capital to finance existing obligations and to fund our operations and growth, and we may be unable to obtain it under terms acceptable to us or at all.

        We have certain obligations that will need to be refinanced. As of March 1, 2002, the outstanding principal balance and accrued interest of the FINOVA loan was approximately $21.7 million. The principal balance begins to amortize at 5.0% per quarter on April 1, 2002, and the remaining outstanding balance will be due in full on June 30, 2003. In addition, we may be required to finance the redemption of our convertible redeemable preferred stock. If the series A convertible redeemable preferred stock is not converted prior to March 7, 2006, the fifth anniversary of the date of issuance, then the holders will have the right to require us to redeem this preferred stock at a redemption price equal to the liquidation preference, which is initially $32.0 million, plus accrued and unpaid dividends (approximately $2.0 million as of March 1, 2002). If the series B convertible redeemable preferred stock is not converted prior to August 8, 2006, then we will be required to redeem this preferred stock at a redemption price equal to the liquidation preference, which is initially $5.3 million, plus accrued and unpaid dividends ($177,000 as of March 1, 2002). If the series C convertible redeemable preferred stock is not converted prior to March 6, 2005, the holders will have the right to require us to redeem the shares at a redemption price equal to 175% of the liquidation preference. (The holder converted 36,000 shares of series C convertible redeemable preferred stock on March 15, 2002, so the redemption price for the remaining shares would be $5.6 million.) However, the terms of the FINOVA credit facility prohibit redemption of any preferred stock without FINOVA's consent. We cannot assure you that we will have sufficient funds available to repay these obligations when they become due, and we may not be able to refinance these obligations on favorable terms.

        In addition to the foregoing, while we believe that our existing capital resources, including the proceeds of a recent $5.7 million private placement of our common stock, and anticipated free cash flow from operations during 2002 will enable us to implement our business plan and finance operations, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. We may not have sufficient funds available to repay our current obligations when they become due, and we may not be able to refinance them on favorable terms or at all. Similarly, we may not be able to obtain additional capital to finance our operations on favorable terms, or at all, and, if we are unable to do so, then we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which would harm our business.

        You should note that because an acquisition of a 50% or greater interest in PracticeWorks by one or more persons within the four-year period ending March 5, 2003 could cause the spin-off to be taxable, we may be limited in our ability to pay or refinance our obligations and fund our operations by issuing equity. (See the following risk factor)

        Tax requirements and indemnification obligations undertaken by us in connection with the spin-off restrict our ability to issue new shares to finance acquisitions or raise capital, may delay or prevent takeovers which would otherwise be in your best interest as a stockholder and may subject us to substantial liability.

        The spin-off was structured to qualify as a tax free distribution under Section 355 of the Internal Revenue Code. Tax free treatment is conditioned on compliance with several requirements, the failure of which would cause VitalWorks to recognize significant tax liabilities. We have generally agreed to indemnify VitalWorks under certain circumstances to the extent any action or omission on our part contributes to a determination by the Internal Revenue Service that the spin-off was not tax free. This indemnification obligation, if triggered, could be substantial. In addition, under regulations that govern corporations filing a consolidated tax return, each member of VitalWorks' consolidated group, including us with respect to tax periods before the spin-off, is jointly and severally liable for any tax liability incurred by VitalWorks prior to the spin-off or in connection with it.

        One of the conditions of Section 355 for tax free treatment of the spin-off provides that the spin-off would be treated as a taxable transaction if one or more persons acquire directly or indirectly 50% or more of our or VitalWorks' stock, measured by stock or value, as part of a plan that is, or series of related transactions that are, linked to the spin-off under the rules of Section 355. For this purpose, any acquisition of our stock within two years before or after March 5, 2001 is presumed to be part of such a plan, although we may be able to rebut that presumption on the basis that the acquisition is unrelated to the business reasons for the spin-off transaction. If such an acquisition of our stock results in the spin-off becoming taxable, under our indemnification agreement with VitalWorks, we would be required to indemnify VitalWorks for the resulting tax, which could be substantial. This obligation might discourage, delay, or prevent takeovers which would otherwise be in your best interest as a stockholder. We have already consummated certain transactions involving issuance of our common stock. These issuances, together with other issuances in the future, could result in a determination that there has been an acquisition of 50% or greater interest in PracticeWorks in the four year period. In addition to the potential for significant tax liability, the restrictions and obligations related to the spin-off therefore limit our ability to issue stock to finance acquisitions or raise capital, which could impact our growth and liquidity.

        The FINOVA credit facility imposes limitations and financial covenants, which may adversely affect our ability to operate our business.

        The FINOVA credit facility contains limitations on our business and financial covenants, such as limits on our ability to make capital expenditures in excess of specified amounts for each year during the loan, and quarterly minimum net worth (assets plus book value of our series A, B and C convertible redeemable preferred stock less liabilities), current ratio and liquidity requirements. Although these covenants were established in relation to PracticeWorks' business plan at the time, management believes the minimum net worth and liquidity covenants are most likely to restrict our operations.

        As of December 31, 2001, we met all of the financial covenants in the FINOVA credit facility.

        The credit facility also includes restrictions on our ability, without FINOVA's consent, to incur additional indebtedness, create liens, conduct mergers and acquisitions, pay dividends, redeem capital stock or invest in other entities, even if we believe these activities are in the best interests of our stockholders.

        Our failure to satisfy the financial covenants in the credit facility will constitute an event of default. In an event of default, FINOVA may, at its option, terminate the loan commitments and declare all amounts outstanding under the credit facility immediately due and payable. FINOVA also may exercise other remedies, including foreclosure on and sale of our assets. If FINOVA accelerates our repayment obligations, we may not have sufficient funds to meet those obligations, and we may not be able to refinance those obligations on favorable terms or at all.

        We have recorded, and may continue to record, a significant amount of goodwill in connection with our acquisition strategy.

        As a result of our recent acquisitions, goodwill accounted for 49.7% of our total assets as of December 31, 2001. As of December 31, 2001, we had goodwill of $45.4 million (net of accumulated amortization of $42.4 million). In addition, we may record additional goodwill related to future acquisitions. We recorded goodwill of approximately $23.6 million and $8.3 million related to the preliminary purchase price allocations of the InfoSoft and Medical Dynamics acquisitions, respectively. Under newly adopted generally accepted accounting principles, we will no longer amortize any goodwill. However, we will perform an annual impairment analysis on the carrying value of our goodwill. If the benefits of our acquisitions do not ultimately exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in connection with our acquisitions, we could be required to write down some or all of the unamortized goodwill and other intangible assets. As a result, our results of operations may be adversely affected.

        The conversion of outstanding convertible redeemable preferred stock may result in substantial dilution to you and could affect the market price of the common stock.

        In addition to the redemption rights of the series of our convertible redeemable preferred stock discussed above, the holders of that preferred stock have the right to convert their shares into shares of common stock. As of March 1, 2002, all of the outstanding shares of series A convertible redeemable preferred stock were convertible into approximately 1,011,993 shares of common stock, all of the outstanding shares of series B convertible redeemable preferred stock were convertible into approximately 146,330 shares of our common stock, and all of the outstanding shares of series C convertible redeemable preferred stock would have been convertible into approximately 772,559 shares of our common stock (although they, in fact, may not be converted until after March 7, 2002). Accordingly, you may be diluted from the conversion of our outstanding series of preferred stock. To the extent a holder of convertible redeemable preferred stock converts and sells their shares of our common stock in the market, the price of our common stock may decrease, if the additional number of shares on the market creates an excess of supply over demand.

        The number of shares of common stock into which the series A convertible redeemable preferred stock will convert is determined by dividing $32,000,000 plus accrued and unpaid dividends ($2,043,430 as of March 1, 2002) by the conversion price, which was $33.64 per share as of March 1, 2002. The conversion price is subject to adjustment for distributions on the common stock as well as combinations and other corporate events. Beginning March 7, 2005, the conversion price will be the average closing bid price of the common stock on the American Stock Exchange for the last thirty trading days.

        The conversion price for series B convertible redeemable preferred stock as of March 1, 2002 was $36.387 per share. The conversion price is subject to adjustment similarly as for the series A. The number of shares of common stock into which the series B convertible redeemable preferred stock will convert is determined by dividing the liquidation preference amount, which is $5.44 per share plus accrued unpaid quarterly dividends, or $5.57 as of January 2, 2002, by the conversion price.

        After March 7, 2002, the holders of series C convertible redeemable preferred stock can convert all or a portion of the shares. In no event, however, will the holders of the series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20.0% of our outstanding common stock determined as of the date of such conversion.

        The number of shares of common stock to be received upon conversion will equal $50 per share divided by the conversion price. The conversion price will be the lesser of (1) $6.472 and (2) the average of the three lowest consecutive closing bid prices of our common stock during the 22 trading day period immediately preceding the applicable conversion date. Accordingly, the actual conversion price may be less than the market value of our common stock on the date of the conversion. The conversion price may not be less than $4.854 until September 7, 2002, after which the minimum conversion price will decrease by $0.485 on the first day of each calendar month. Therefore, after July 1, 2003, there is no minimum conversion price.

        The 20.0% maximum discussed above limits the total number of shares of our common stock that the holders of series C convertible redeemable preferred stock may receive at a particular time upon conversion. In addition, there is a limit on the number of shares of our common stock that a holder of series C convertible redeemable preferred stock may hold on any conversion date, in that the holder may not beneficially own more than 9.9% of our outstanding common stock at any time. Both of these limitations may restrict the number of shares of preferred stock that a holder may convert on any particular conversion date, but the beneficial ownership restriction does not prevent the holders from converting some of their series C convertible redeemable preferred stock, selling shares to stay below the 9.9% threshold, and then converting more shares of preferred stock.

        You may experience significant dilution if future equity offerings are used to fund our operations or acquire complementary businesses or as a result of option and warrant exercises.

        If we finance our future operations or acquisitions through the issuance of equity securities, our stockholders could experience significant additional dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. Since an acquisition of a 50% or greater interest in PracticeWorks by one or more persons within the four-year period ending March 5, 2003 could cause the spin-off distribution to be taxable, we may be limited in the amount of equity we can issue for future financing activities or potential acquisitions.

        The sale into the market of a substantial number of shares which are currently restricted from resale could depress the market price of our common stock.

        Of the approximately 11.2 million shares of common stock outstanding, approximately 1.9 million (17% of the outstanding shares) are restricted from immediate resale, but will become eligible for sale from time to time. The holders of our preferred stock have contractual rights to have the common stock issuable upon conversion of their preferred stock registered for resale to the public. As stated above, approximately 1.9 million shares of common stock would have been issuable under the preferred stock as of March 7, 2002. The holders of approximately 1.4 million shares of our outstanding restricted stock also have such contractual registration rights. Warrants to purchase approximately 250,000 shares are outstanding and the holders will become eligible from time to time to sell the underlying shares upon exercise. In addition, approximately 3.7 million shares of common stock are subject to issuance upon exercise of outstanding stock options. These shares have been registered and may be sold immediately after exercise. As of December 31, 2001, options to purchase approximately 800,000 shares were exercisable at a weighted average exercise price of $11.12. As restrictions on resale end, or as shares are registered pursuant to contractual commitments, the market price of our stock could drop significantly if the number of shares the holders try to sell substantially exceeds the demand.

        We expect our quarterly operating results to fluctuate, which could cause our stock price to fluctuate.

        Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors that are outside of our control. Some of these factors include:

  •
  the rate of adoption of our new applications and services by new and existing customers;

  •
  costs of developing new applications and services;

  •
  changes in the adoption of Internet usage by healthcare providers;

  •
  changes in customer purchasing patterns;

  •
  costs related to acquisitions of technologies or businesses; and

  •
  general economic conditions, as well as those specific to the healthcare information technology market and related industries.

        In addition, the following factors that are within our control may cause our revenue and operating results to vary significantly from quarter to quarter:

  •
  the timing of the release of functions of our Internet portal and the introduction of PW Exchange to the dental and oral and maxillofacial surgery markets;

  •
  our success in establishing additional business relationships; and

  •
  the timing and amount of sales and marketing expenditures.

        Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price will likely decline.

        Our common stock is lightly traded, which could limit your ability to dispose of large blocks of shares and could cause instability in the market price.

        The volume of trading of our common stock on the American Stock Exchange is often low. You may have difficulty selling large blocks of shares over a short period, and you may be unable to sell large blocks at a favorable price. In addition, because the volume of trading is often low the trading price of the common stock may fluctuate appreciably even from the effects of relatively small trades.

        Our subscription pricing model is fairly new, and we may be unable to set subscription fees at levels which enable us to achieve profitability.

        The success of our subscription pricing model depends on our ability to set subscription fees for our applications and services at rates that will allow us to achieve profitability. Under our subscription pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users. We have only modest experience with subscription pricing, as we first introduced it to our customers during the second quarter of 2000. The market for delivery of applications and services like ours on a subscription fee basis is not well developed. Although we have gained experience pricing our subscriptions, it remains difficult to evaluate the appropriate level for our subscription fees, and we may fail to set our subscription fees at levels that enable us to become profitable. In addition, we expect to enter into multi-year agreements with subscribers pursuant to which subscription fees or increases in fees typically will be locked in for three years, limiting our ability to increase our subscription fees for those subscribers. If we fail to appropriately price our subscription fees, achieving profitability could take longer than expected, or we may never achieve profitability.

        We plan to expand rapidly and we may be unable to manage our growth.

        We intend to rapidly grow our business. However, we cannot be sure that we will successfully manage our growth. In order to successfully manage our growth, we must:

  •
  expand and enhance our administrative infrastructure;

  •
  improve our management, financial and information systems and controls;

  •
  expand, train and manage our employees effectively; and

  •
  successfully retain and recruit additional employees.

        Continued growth could place a strain on our management, operations and financial resources. There will also be additional demands on our sales, marketing, information systems and administrative resources as we offer new applications and services and expand our target markets and customers. We cannot assure you that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

        We may not be able to achieve a recognized brand name for PracticeWorks, which would make it difficult to implement our business strategy.

        Achieving market acceptance for our new applications and services will require continued substantial sales and marketing efforts and the expenditure of significant funds to increase awareness and demand by our current and prospective customers, particularly those obtained through acquisitions of other companies. We expect to invest significant amounts on the branding of the PracticeWorks name and on programs that will promote market awareness and identity of this brand. If we fail to successfully create a recognized brand name for PracticeWorks, our ability to obtain new customers and retain current customers could suffer.

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

        Our primary competitors include national and regional providers of traditional practice management systems, and healthcare e-commerce and Internet connectivity companies. Specifically, we compete with Dentrix Dental Systems, Inc., a subsidiary of Henry Schein, Inc., (as well as with Schein's Easy Dental product), EagleSoft, a subsidiary of Patterson Dental Supply, Inc., and MediBuy. We believe, based on published industry reports, that we have licensed our practice management applications to more dental, orthodontic and oral and maxillofacial surgery practices than any of our competitors. Each of these types of companies currently competes with us or can be expected to compete with us in the future in delivering information management technology to our target market. Furthermore, major software companies and other entities, including those specializing in the healthcare industry that are not currently offering applications or services that compete with our applications, may enter our markets. We also expect to compete with traditional and online retailers of dental, medical and office supplies, health content providers and website developers. In addition, companies with which we have business relationships may compete with us from time to time by selling, consulting on or hosting other applications that compete with our applications and services.

        Many of our competitors have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships in the healthcare information technology market than we have. In addition, the lack of barriers to entry in our market exposes us to a potentially increasing number of competitors. We may not have the resources or expertise to compete successfully in the future. If we are unable to develop and expand our applications and services or adapt to changing customer needs as well as our current or future competitors are able to do, we may experience reduced profitability and a loss of market share.

        Market acceptance of our Internet-based applications and services will be dependent on increased use of the Internet by our customers and their suppliers, and a lack of growth or decline in their Internet use may adversely affect our business model.

        We intend to grow, in part, by encouraging dentists, orthodontists and oral and maxillofacial surgeons to place orders with suppliers over the Internet using our PW Exchange application and to access other services on our Internet portal. If use of the Internet for commerce and communication in the healthcare industry does not increase, our customers and healthcare suppliers may not utilize the Internet as we anticipate and our growth could be substantially limited. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates. A number of factors may inhibit the continued growth and development of the Internet, including:

  •
  inadequate network infrastructure;

  •
  lack of widespread availability of cost-effective, dependable high-speed service; and

  •
  security and privacy concerns.

        If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently, Internet usage could grow more slowly or decline. Even if Internet usage does generally increase, our business will not grow as desired if our existing and potential customers, many of whom have not traditionally utilized the Internet for business purposes, do not accept Internet-based systems.

        Technology systems may change faster than we are able to update our products, which would affect our ability to grow our business.

        Although the healthcare industry, including dental, orthodontic and oral and maxillofacial surgery practices, historically has been slow to respond to technological advances, many companies are introducing technologically advanced products in anticipation of growing demand in this market. As a result, the healthcare industry is likely to experience rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new applications and services. Our success could depend partly on our ability to:

  •
  develop new or enhance existing applications and services to meet our customers' changing needs in a timely and cost-effective manner;

  •
  respond effectively to technological changes and new application and service offerings of our competitors; and

  •
  maintain and continue to develop relationships with providers of Internet infrastructure and application hosting capabilities.

        We may be unable to accomplish any or all of these goals. Our competitors could develop products or technologies that are better or more attractive than ours or that otherwise render our applications and services obsolete. If we do not succeed in adapting our applications and services, our business could be harmed.

        We may have difficulty integrating current and future acquisitions into our business.

        Prior to our spin-off from VitalWorks, we assumed the business of eighteen companies that it had previously acquired. Additionally, since the spin-off, we have acquired the InfoSoft business from Dentsply, completed an acquisition of Medical Dynamics and acquired four other businesses. We may from time to time acquire other companies or their businesses. As a result, we are or may later be exposed to increased risks relating to integrating these additional businesses into our business, any of which may adversely affect our business or operating results:

  •
  integration of new operations, products, services and personnel;

  •
  diversion of resources from our existing business;

  •
  client communication and branding awareness;

  •
  inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

  •
  maintenance of uniform standards, controls and policies;

  •
  accounting issues that adversely affect our financial results;

  •
  impairment of employee and customer relations as a result of any integration of new management personnel;

  •
  dilution to existing stockholders from the issuance of equity securities; and

  •
  liabilities or other problems associated with an acquired business.

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

        We are subject to limited government regulation currently, but legal uncertainties and our failure or inability to comply with those regulations to which we are subject could have a material adverse effect on our business.

        HIPAA.    As described in Item 1. Government Regulation above, federal regulations have been adopted, and others proposed, that will impact the manner in which we conduct our business. HIPAA required the Secretary to promulgate national standards to facilitate the electronic exchange of health information as part of specified standard healthcare and health coverage transactions, and to ensure the confidentiality and security of such information. The regulations will apply directly to specified healthcare providers, health plans and healthcare clearinghouses, referred to as covered entities. In addition, the privacy and security regulations will require that covered entities enter into written agreements that contractually will impose many of the regulatory requirements on business associates with which covered entities share confidential health information.

        A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of the dentists, orthodontists and oral and maxillofacial surgeons with whom we have direct relationships. For example, we transfer confidential health information to national healthcare clearinghouses through our EDI services. In some circumstances, we will receive confidential health information from healthcare providers and may provide specified clearinghouse functions before transmitting such information to health plans responsible for paying for healthcare services.

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

        Changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. Any such restrictions would inevitably decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Consequently, the sale of our products and our business could be harmed.

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

        We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to applications or services that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the application. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial and technical personnel resources in either case.

        If we are unable to protect our intellectual property rights from third party challenges, it may significantly impair our competitive position.

        Our success and ability to compete depend in part on our ability to protect our proprietary intellectual property rights, which consist primarily of our internally developed and acquired software. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products or services, which could impair our competitive advantage and decrease our revenue. To protect our proprietary rights, we rely primarily on a combination of copyright, trademark, service mark and trade secret laws and contractual confidentiality provisions in agreements with third parties. In addition, our employees are expected to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information, but we may not have entered into these agreements in every case. These contractual arrangements or the other steps we have taken to protect our intellectual property may not prove sufficient to prevent illegal use of our proprietary information and technology or to deter independent third party development of similar technologies. In addition, the laws of foreign countries in which we do or seek to do business may not protect our proprietary rights to the same extent as do the laws of the United States.

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

        Our certificate of incorporation and bylaws contain provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our certificate of incorporation and bylaws include the following anti-takeover provisions:

  •
  classify our board of directors into three groups, so that stockholders generally elect only one-third of the board each year;

  •
  permit stockholders to remove directors only for cause;

  •
  permit a special stockholders' meeting to be called only by the chairman of the board of directors, the chief executive officer or a majority of the board of directors;

  •
  require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders' meeting;

  •
  permit our board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

  •
  require the vote of the holders of at least 66 2/3% of our voting shares for stockholder amendments to our bylaws.

        In addition, Section 203 of the Delaware General Corporation Law provides certain restrictions on business combinations between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and in certain cases by our stockholders. These provisions of our certificate of incorporation and bylaws and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of PracticeWorks, even if our stockholders support such proposals. These provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

        In connection with the distribution, we agreed to indemnify VitalWorks for all taxes and liabilities incurred solely because (1) we breach a representation or covenant given to legal counsel in connection with their rendering a tax opinion, which contributes to an Internal Revenue Service determination that the distribution was not tax-free or (2) a post-distribution action or omission by us or one or more of our affiliates contributes to an Internal Revenue Service determination that the distribution was not tax-free. Unless VitalWorks effectively rebuts the presumption that a change in control transaction involving PracticeWorks or disposition of PracticeWorks occurring prior to the second anniversary of the distribution date is pursuant to the same plan or series of related transactions as the distribution, the Internal Revenue Service might determine that the distribution was not tax-free, giving rise to our indemnification obligation. These provisions of the tax disaffiliation agreement entered into with VitalWorks in connection with the spin-off may have the effect of discouraging or preventing an acquisition of PracticeWorks or a disposition of our businesses, which may in turn depress the market price for PracticeWorks common stock.

        This Document Contains Forward-looking Statements Which May Differ From Actual Events.

        This document contains forward-looking statements that reflect our current assumptions and estimates of future performance, the development and timing of our release of new applications and services, the rate of adoption of our new applications and services by new and existing customers, our success in establishing business relationships, the growth of our business, and general economic conditions. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. Our results and the accuracy of the forward-looking statements could be affected by many factors, including the risk factors discussed above.

Item 2. Properties

        Our principal executive offices and primary business offices and operations facility are located in 70,000 square feet of leased spaces in one building in metropolitan Atlanta, Georgia. We hold that space under a long-term lease agreement. We have additional small offices in leased spaces in Indianapolis, Indiana and Hunt Valley, Maryland, as well as in Canada, Australia, the United Kingdom and Sweden. The U.S. leases have expiration dates ranging from June 2002 to February 2007. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Item 3. Legal Proceedings

        From time to time, we are involved in various legal proceedings incident to the ordinary course of our business. We are not a party to any material legal proceedings, and we are unaware of any contemplated material actions against us. In the spin-off, we agreed to assume any and all contingent liability arising from the lawsuit filed on June 21, 2000 against VitalWorks by Joseph Hafner in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges breach of a registration rights agreement by VitalWorks for failure to register for resale with the Securities and Exchange Commission shares of VitalWorks' common stock which the plaintiff owned. The complaint also alleged breach of fiduciary duties and tort claims against VitalWorks as a result of the alleged failure to timely register shares for resale. The complaint sought in excess of $3.2 million in compensatory damages, punitive damages and attorney fees. In February 2002, the litigants entered into a settlement agreement and mutual release of claims. Our management believes that the resolution of this matter will not have a material adverse effect on our financial condition, liquidity or operating results.

Item 4. Submission of matters to a vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        On March 6, 2001, our common stock commenced trading on the American Stock Exchange under the trading symbol "PRW." Prior to March 6, 2001, there was no market for any shares of our capital stock. The table below sets forth the low and high sales prices of our common stock on the American Stock Exchange as reported in the Nasdaq Online (through April 30, 2001) and Amex Online services.

	Price Range
	Low	High
Fiscal Year 2001
Period ended March 31, 2001	$4.25	$8.35
Second Quarter ended June 30, 2001	4.90	8.43
Third Quarter ended September 30, 2001	5.35	10.20
Fourth Quarter ended December 31, 2001	5.70	10.00

        The number of record holders of PracticeWorks, Inc. common stock as of March 1, 2002 was 1,481 (excluding individual participants in nominee security position listings).

Sales of Unregistered Shares

        On December 10, 2001, we sold 870,557 shares of our Common Stock, par value $0.01 per share, in a private placement at an offering price of $6.55 per share. The aggregate offering price was approximately $5.7 million, and aggregate commissions of $360,000 were paid in connection with the offering. The shares were sold to eight individuals or entities represented by Sanders Morris Harris Inc., a registered broker-dealer acting as placement agent for those sales, to Crescent International, Ltd., a Bermuda company, the holder of all of our Series C convertible preferred stock, and to three of our directors. We believe our offering and sale of the shares is exempt from registration under Section 4(2) of the 1933 Securities Act. We believe, and each person investing through the placement agent and Crescent International, Ltd. represented to us in writing, that each such investor was an "accredited investor" within the meaning of Rule 501 promulgated under the Securities Act. In addition, the investors each agreed to acquire the securities for investment and not with a view to their distribution. The certificates representing the securities issued to the investors contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

        On December 27, 2001, we sold 65,500 shares of our Common Stock to The Tail Wind Fund, Ltd., a British Virgin Islands limited liability company, in cancellation of indebtedness in the amount of approximately $417,000 that we assumed in the Medical Dynamics acquisition. We believe our offering and sale of the shares is exempt from registration under Section 4(2) of the 1933 Securities Act. We believe, and the investor represented to us in writing, that each such investor was an "accredited investor" within the meaning of Rule 501 promulgated under the Securities Act. In addition, the investor agreed to acquire the securities for investment and not with a view to their distribution. The certificate representing the securities issued to the investor contains a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

        On December 27, 2001, we issued 482,253 shares of our Common Stock to WebMD Corporation ("WebMD") in settlement of obligations we assumed in our spin-off from VitalWorks. The obligations arose from an investment WebMD made in VitalWorks in February 2000, pursuant to which WebMD would have received convertible preferred stock of a subsidiary of VitalWorks to be formed and with respect to which WebMD on November 29, 2000 made a claim to receive 1,929,012 shares of VitalWorks common stock under rights it claimed to have to exchange the preferred stock for VitalWorks common stock. VitalWorks has announced that it issued that number of shares to WebMD in 2001. The shares we issued to WebMD represented the number of shares WebMD would have received in our spin-off from VitalWorks if WebMD had held the VitalWorks shares at that time. We received no additional consideration for those shares. We believe WebMD is and was at all pertinent times an accredited investor. We believe that any offer and sale of these shares that we may have made in connection with this issuance would be exempt from registration under Section 4(2) of the Act. The certificate representing the securities issued to WebMD contains a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

        We acquired certain cosmetic imaging technology and other business assets from Torchmark Holdings Limited, a Turks and Caicos Islands corporation, on January 11, 2002, in exchange for our issuance to Torchmark of 161,239 shares of our Common Stock with a fair market value of $1.5 million at the closing. We believe our offering and sale of the shares is exempt from registration under Regulation S promulgated under the Act. We believe our offer and sale was made in an offshore transaction, that no directed selling efforts were undertaken and that in our offering we have complied with the other requirements of Regulation S. The certificate representing the securities issued to Torchmark contains a legend to the effect that transfer is prohibited except in accordance with Regulation S, pursuant to a registration under the Act or pursuant to an available exemption from registration, and that hedging transactions involving the securities is prohibited except in compliance with the Act.

Dividend Policies

        Our dividend policy is set by our board of directors. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and have not to date and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Dividends on common stock may not be paid unless accumulated dividends on our series A and series B convertible redeemable preferred stock have been paid. In addition, our credit facility with FINOVA prohibits payment of dividends on our common stock.

        Holders of series A convertible redeemable preferred stock are entitled to receive cumulative dividends of 6.5% on the original purchase price of $1,000 per share when and if declared by our board of directors and also share on an as-converted basis with the holders of our common stock in any dividends declared on our common stock. Unpaid dividends on the series A convertible redeemable preferred stock will accrue whether or not they have been declared.

        Holders of series B convertible redeemable preferred stock are entitled to receive cumulative dividends at an annual rate of 6.0% of the liquidation preference when declared, payable quarterly in arrears. The initial liquidation preference was $5.44 per preferred share. Dividend payments may be made in cash or shares of our common stock. If a dividend is not declared and paid in full for any quarterly period, then the amount payable, but not paid, will automatically be added to the liquidation preference of the shares and will no longer be payable, but will be deemed paid.

        Holders of series C convertible redeemable preferred stock are not entitled to dividends.

Item 6. Selected Financial Data

        You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the related notes appearing elsewhere in this annual report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from, and qualified by reference to, the consolidated financial statements included elsewhere in this annual report that have been audited by BDO Seidman, LLP, independent certified public accountants. The consolidated statement of operations data for the year ended December 31, 1998 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from, and qualified by reference to, the consolidated financial statements audited by BDO Seidman, LLP, not included in this annual report. The information as of and for the eleven months ended December 31, 1997 is unaudited. For all periods presented prior to March 5, 2001 we operated as a division of VitalWorks. On March 5, 2001, VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. VitalWorks currently owns none of our outstanding shares.

        From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the distribution. Subsequent to March 5, 2001, we completed four additional acquisitions. During the second quarter of 2000 we introduced a subscription-based revenue model that was different than the traditional license model we had offered historically. We are also developing new applications and services we have not historically offered. As a result, the financial information included in this section may not be indicative of our future results of operations, financial position and cash flows. In addition, this financial information may not reflect the financial results we would have achieved if we had been a separate stand-alone entity during the periods prior to March 5, 2001.

        The financial statements for all periods presented give retroactive effect to poolings of interests treatment for five acquisitions completed during 1999 attributed to us by VitalWorks and include the results of operations for all purchase acquisitions attributed to us by VitalWorks from the respective acquisition date.

	Year Ended December 31,
					Eleven Months Ended December 31, 1997(5)
	2001(1)	2000(2)	1999(3)	1998(4)
					(Unaudited)
	(In thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Recurring	$42,292	$26,361	$16,074	$15,662	$7,523
Non-recurring	18,087	13,654	38,517	27,825	13,961

Total revenue	60,379	40,015	54,591	43,487	21,484

Operating expense:
Purchases for resale	8,932	5,337	9,654	9,726	3,722
Selling, general and administrative (excluding non-recurring charges)	46,819	38,895	28,666	21,061	11,703
Research and development	2,241	3,481	4,185	3,537	3,267
Depreciation and amortization	27,380	17,250	3,284	2,272	551
Restructuring (6)	(136)	3,869	940	1,031	6,463
Spin-off and other non-recurring charges (6)	3,511	3,541	1,961	6,516	14
Loss (gain) on disposal of fixed assets	5	(636)	—	—	—

Total operating expense	88,752	71,737	48,690	44,143	25,720

Operating (loss) income	(28,373)	(31,722)	5,901	(656)	(4,236)
Interest expense	2,439	2,117	1,335	966	198

(Loss) income before income taxes and extraordinary item	(30,812)	(33,839)	4,566	(1,622)	(4,434)
(Benefit) provision for income taxes	—	(4,399)	2,186	873	(171)

(Loss) income before extraordinary item	(30,812)	(29,440)	2,380	(2,495)	(4,263)
Extraordinary item net of income taxes	—	—	(72)	—	—

Net (loss) income	(30,812)	(29,440)	2,308	(2,495)	(4,263)
Accrued and accretive preferred dividends	4,504	—	—	—	—

Net (loss) income available to common stockholders	$(35,316)	$(29,440)	$2,308	$(2,495)	$(4,263)

Per share data—basic and diluted:
(Loss) income before extraordinary item	$(3.36)	$(3.51)	$0.34	$(0.52)	$(1.10)
Extraordinary item, net of income taxes	—	—	(0.01)	—	—

Net (loss) income	(3.36)	(3.51)	0.33	(0.52)	(1.10)

Accrued and accretive preferred dividends	(0.49)	—	—	—	—

Net (loss) available to common stockholders	$(3.85)	$(3.51)	$0.33	$0.52	$(1.10)

OTHER DATA:
EBITDA, as adjusted (7)	$2,387	$(7,698)	$12,086	$9,163	$2,792
Cash flow from:
Operating activities	(613)	(8,603)	5,814	2,258	3,016
Investing activities	(8,681)	(26,970)	(10,276)	(15,575)	(5,730)
Financing activities	11,835	37,015	5,356	14,209	2,817
	As of December 31,
	2001	2000	1999	1998	1997
					(Unaudited)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$6,555	$3,979	$2,527	$1,633	$741
Working capital	(11,122)	(3,172)	(1,190)	(1,034)	(3,598)
Total assets	91,293	68,522	57,842	37,098	14,434
Long-term debt, less current portion	20,258	20,239	9,614	14,769	4,405
Convertible redeemable preferred stock	34,203	—	—	—	—
Total stockholders' equity	9,354	29,829	32,419	10,800	983

(1)
During the year ended December 31, 2001, we completed four acquisitions in transactions accounted for as purchases.

(2)
During the year ended December 31, 2000, VitalWorks acquired six companies attributed to PracticeWorks in transactions accounted for as purchases.

(3)
During 1999, VitalWorks acquired four companies attributed to PracticeWorks in transactions accounted for as purchases.

(4)
During 1998, VitalWorks acquired one company attributed to PracticeWorks in a transaction accounted for as a purchase.

(5)
VitalWorks changed its fiscal year end from January 31 to December 31 effective February 1, 1997. Accordingly, the 1997 fiscal period is comprised of eleven months. During 1997, VitalWorks acquired two companies attributed to PracticeWorks in transactions accounted for as purchases.

(6)
In October 2001, we recorded costs of $808,000 associated with consolidation of substantially all of our domestic operations into our Atlanta facility and elimination of approximately 50 employees on a net basis. These costs were offset by a $944,000 reduction in prior accrued restructuring costs relating to the re-negotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. For the year ended December 31, 2001, we incurred other non-recurring charges of approximately $3.5 million related primarily to the spin-off. On August 1, 2000, we announced our 2000 restructuring plan that included the termination of approximately 145 employees resulting in severance and other termination benefits of $1.7 million, and the closure and consolidation of 11 facilities resulting in facility closure costs and other charges of $1.4 million. For the year ended December 31, 2000, restructuring also included $816,000 related to the 1999 plan. Spin-off and other non-recurring charges of $3.5 million consisted of $1.4 million in charges related to the spin-off, principally professional service fees and $2.1 million other, primarily impairment charges of approximately $1.5 million for a write-down of inventory related to our decision to discontinue hardware sales and support in certain of our business lines and $500,000 for other asset write-downs. For the year ended December 31, 1999, restructuring consisted of contingent consideration related to acquired companies whose products were discontinued of $700,000, charges for asset write-downs of $97,000, facility closure costs of $95,000 and severance and other termination benefits of $48,000. An additional $816,000 of costs related to the 1999 restructuring were recorded in 2000. These costs consisted primarily of termination and other severance costs for employee terminations determined in 1999 but for whom the details were not communicated until 2000. For the year ended December 31, 1999, Spin-off and other non-recurring charges consisted of a write-off of capitalized software costs of $874,000, merger costs of $659,000 related to the 1999 pooling acquisitions and $428,000 in compensatory stock awards related to the accelerated vesting of a restricted stock award. For the year ended December 31, 1998, restructuring consisted of contingent consideration related to acquired companies whose products were discontinued of $750,000 and severance and other termination benefits of $281,000. Spin-off and other non-recurring charges of approximately $6.5 million related to contingently exercisable options of an acquired company. For the eleven months ended December 31, 1997, restructuring consisted of the write-off of goodwill of $3.5 million, contingent consideration of $2.2 million related to acquired companies whose products were discontinued, facility closure costs of $401,000, the write-off of capitalized software costs of $339,000 and other charges for asset write-downs of $90,000.

(7)
EBITDA, as adjusted, represents earnings before interest, (benefit) provision for income taxes, depreciation and amortization, restructuring, non-recurring charges, loss (gain) on disposal of fixed assets and preferred stock dividends. We have excluded restructuring, non-recurring charges, loss (gain) on disposal of fixed assets and preferred stock dividends from EBITDA, as adjusted, because we do not believe those costs are representative of the normal recurring nature of our operations. EBITDA, as adjusted, is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA, as adjusted, is not a measurement in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to, or more meaningful than, net (loss) income as a measure of our profitability or cash flows as a measure of our liquidity. All companies do not calculate EBITDA, as adjusted, in the same manner. Accordingly, our EBITDA, as adjusted, may not be comparable with that of other companies. We have included information concerning EBITDA, as adjusted, because management believes EBITDA, as adjusted, provides a useful measure of our performance. You should note, however, that the items excluded from EBITDA, as adjusted, are significant components in understanding and assessing our performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Overview

        PracticeWorks, Inc. ("PracticeWorks" or "we") is an information management technology provider for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, ongoing maintenance, support, and training, and Internet-based services, including electronic data interchange, or EDI, services, business-to-business e-commerce services, and website development and hosting. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of March 1, 2002, we had an installed base of approximately 72,000 providers, including 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 11,000 providers outside the United States.

        Prior to March 5, 2001, we operated as a division of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution ("Spin-Off") of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. VitalWorks currently owns none of our outstanding common stock.

Acquisitions

        A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off we have completed 4 acquisitions through 2001. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

        On March 7, 2001, we completed the acquisition of SoftDent, LLC, a practice management software subsidiary under DENTSPLY International, Inc. ("Dentsply"). SoftDent, LLC, now one of our subsidiaries, was the successor to the software technology and business of InfoSoft, Inc. ("InfoSoft"). InfoSoft developed and provided dental practice management software systems, which we now market as our SoftDent® software product. The acquisition of InfoSoft strengthened our presence in the dental segment of the healthcare information systems market by adding approximately 22,000 dentists to our installed customer base and providing a significant increment to our EDI revenues. The acquisition afforded us opportunities for future conversion of the acquired customer base to newer technology offered by us, the potential revenue from our connectivity, imaging and other enhancement offerings and the cost savings realized from eliminating duplicative services and redundancies in staffing. Additionally, at the time of acquisition, InfoSoft was party to approximately 23 independent value added reseller ("VAR") agreements. We elected not to renew the agreements with a number of the VAR's and we completed transactions to terminate the agreements and/or restructure the relationships with respect to 21 of these VAR's. The estimated fair value of the total consideration, including VAR transactions, was approximately $25.5 million, represented by 32,000 shares of our series A convertible redeemable preferred stock valued at $21.0 million (net of discount of $11.0 million), cash consideration of $1.5 million, notes payable of approximately $2.0 million, and transaction costs of $1.0 million. We recorded total goodwill of $23.6 million.

        During the second quarter of 2001, we completed two acquisitions that were also accounted for as purchases. In connection with these acquisitions, we paid cash consideration aggregating $1.6 million, issued a non-interest bearing note payable in the amount of approximately $600,000 and assumed net liabilities of approximately $500,000. The purchase prices were allocated based on preliminary estimates of fair values to tangible and intangible assets, developed technology and total liabilities assumed. We recorded goodwill of approximately $2.9 million, inclusive of approximately $166,000 in transaction costs.

        Additionally, on August 8, 2001, we acquired all of the outstanding equity interests of Medical Dynamics, Inc. ("Medical Dynamics"), a dental practice management company, for which the aggregate consideration was approximately $9.6 million represented by approximately 222,000 shares of PracticeWorks common stock, 977,000 shares of PracticeWorks series B convertible redeemable preferred stock, 888,000 shares of VitalWorks common stock and $19,000 in cash. Additionally, we assumed $3.0 million in liabilities and incurred approximately $1.2 million in transaction costs. The purchase price was allocated based on an independent valuation of fair values to tangible and intangible assets and total liabilities assumed. We recorded goodwill of approximately $8.3 million. VitalWorks' issuance of its common stock made in conjunction with completion of the spin-off has been accounted for as an equity contribution.

        VitalWorks acquired six dental practice management companies that were accounted for as purchases during the year ended December 31, 2000. The aggregate consideration for these acquisitions was $13.4 million in cash and $2.4 million in VitalWorks' common stock. Goodwill of approximately $15.7 million was recorded for these transactions. VitalWorks acquired four dental practice management companies that were accounted for as purchases during the year ended December 31, 1999. The aggregate consideration for these acquisitions was $8.3 million in cash and $2.0 million in VitalWorks' common stock. Goodwill of $10.5 million was recorded for these transactions,

        The five companies listed below (the "1999 Pooled Companies") were acquired in transactions accounted for as poolings of interests during the year ended December 31, 1999. These mergers provided for the exchange of substantially all of the outstanding equity interests of such companies for shares of VitalWorks' common stock.

Company	Shares of VitalWorks Common Stock Issued
OMSystems, Inc	2,287,998
Ardsley, M.I.S., Inc	209,016
Kevin Kozlowski, Inc., d/b/a Human Touch Software	255,247
Unident Corporation	357,796
InfoLogic, Inc	102,096

        Because these acquisitions were accounted for as poolings of interests, the financial statements included in this annual report were retroactively restated to reflect them. As a result, the financial position, results of operations and cash flows are presented as if the 1999 Pooled Companies had been included for all periods presented (see notes to the consolidated financial statements).

Restructuring and Non-recurring Charges

        Due to the significant number of acquisitions we have completed, we announced and implemented restructuring plans in 2001, 2000 and 1999 to integrate and consolidate the acquired operations into our existing facilities. We record the costs in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Liabilities incurred as a result of exiting an activity of acquired companies are recorded in accordance with the guidance of EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

Change in Business Model

        During the fourth quarter of 1999 we made significant changes in our strategic business model including the decision to transition to a subscription-based pricing model for the majority of our products. Under the subscription model, revenue for use of our software is recognized ratably over the contract period, typically 36 months, as opposed to recognition at the time of sale under our traditional license model, while the costs of directly related sales activities, together with general and administrative and other direct and indirect costs are expensed currently. We began offering subscription services in the second quarter of 2000. As a result, we experienced significant variations in revenue and net income in 2001 and 2000 as compared to 1999 largely attributable to the transition to the subscription model.

Significant Accounting Policies

  Revenue Recognition

        We base our revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended. Revenue from maintenance and support services and subscriptions, which typically have contracts varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from e-services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable, and collectibility is probable. Revenue from hardware sales is recognized upon product shipment. Revenue from training and implementation services is recognized as the service is provided. Amounts invoiced and cash payments received in advance of product or service revenue are recorded as deferred revenue.

  Capitalized Costs of Computer Software to be Sold, Leased or Otherwise Marketed

        Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detailed program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months). Capitalized costs for each project are reviewed periodically to determine that the estimated useful lives are appropriate and carrying values are recoverable based on estimated future cash flows and revisions to estimated lives or impairment charges are recorded as necessary.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of consideration given in purchase business combinations over the estimated fair value of net tangible and separately identifiable intangible assets acquired. Separately identifiable acquired intangible assets primarily represent capitalized software, long-term customer relationships, and customer contracts. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. For acquisitions completed by the Company subsequent to June 30, 2001, the fair value of assets and liabilities and the determination of the value of goodwill and other intangible assets are supported by an independent third party valuation, in accordance with the provisions of SFAS No. 141.

        SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. In the fourth quarter of 1999, concurrent with our change in business model, we revised the estimated useful life of our goodwill from 15 years to three years. Pursuant to the adoption of SFAS No. 142, on July 1, 2001, for acquisitions completed after June 30, 2001 and on January 1, 2002, for all other acquisitions the goodwill will not be amortized. We continue to amortize separately identifiable acquired intangible assets with finite useful lives over periods ranging from three to 18 years.

        The adoption of SFAS No. 141 and provisions of SFAS No. 142 had a positive impact of not requiring goodwill amortization for acquisitions completed subsequent to June 30, 2001, which would have aggregated $1.5 million, or $0.16 per share on a pre-tax basis, for the period after July 1, 2001. Additionally, we will adopt the remaining provisions of SFAS No. 142 effective January 1, 2002 and no longer amortize any goodwill. We recorded $22.8 million, or $2.48 per share on a pre-tax basis, related to goodwill amortization in 2001.

        Other intangible assets also include deferred loan costs that are amortized over the life of the respective loans at rates that approximate the interest method.

Consolidated Results of Operations

  Segment and market information

        We report our results from operations in two segments: recurring revenue and non-recurring revenue. Recurring revenue includes maintenance and support services, subscription services of our software and support and e-services (including electronic data interchange, or "EDI", transactions, and royalties and other revenues from e-commerce and other Internet based services). Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services. Currently, less than 10% of our revenue and net loss is generated outside the United States.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Revenue (In thousands)

	Year Ended December 31, 2001	Percent of total	Year Ended December 31, 2000	Percent of total	Dollar change	Percent change
Recurring	$42,292	70.0%	$26,361	65.9%	$15,931	60.4%
Non-recurring	18,087	30.0	13,654	34.1	4,433	32.5

Total	$60,379	100.0%	$40,015	100.0%	$20,364	50.9

        Total Revenue.    Total revenue for the year ended December 31, 2001 increased as a result of organic growth of $7.3 million in the core elements of our business and revenues of $13.1 million attributable to acquisitions, consisting primarily of $9.3 million attributable to the InfoSoft acquisition completed in the first quarter of 2001.

        Recurring Revenue.    Recurring revenue is derived from contractual arrangements for maintenance and support services, subscription services of our software and support and from e-services. Recurring revenue for the year ended December 31, 2001 increased primarily as a result of increased e-services revenue of $9.6 million, of which $5.8 million is attributable to acquisitions, organic growth in subscription revenue of $3.0 million, and growth in maintenance revenue of $3.3 million attributable primarily to acquisitions. The increases in subscriptions and e-services revenue are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements as well as the expansion of e-services offered to existing customers.

        Non-Recurring Revenue.    Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services. Non-recurring revenue for the year ended December 31, 2001 increased as a result of a $2.7 million increase in training and implementation revenue, increased software sales of $1.8 million, a $607,000 increase in other revenues, offset by a decrease in hardware revenue of $711,000. Increased training and implementation revenue is attributable to growth in our core business as upgrade and new customers implement, primarily by subscription, our newest practice management applications. Increases in net software sales are substantially attributable to acquisitions. The increase in software sales generated by acquisitions was offset by a reduction in software sales in the core business which, together with the reduction in hardware sales, is the expected result of lower unit sales of one-time licenses and systems as we transition to subscription pricing for the majority of our products. The decrease in hardware revenues is the expected outcome of the decision in 2000 not to offer hardware sales in certain business lines and the development of relationships with former VAR's of InfoSoft and others to supply hardware and hardware services to our customers in exchange for a referral fee.

Costs and Expenses (In thousands)

	Year Ended December 31, 2001	Percent of sales	Year Ended December 31, 2000	Percent of sales	Dollar change	Percent change
Purchases for resale	$8,932	14.8%	$5,337	13.3%	$3,595	67.4%
Selling, general and administrative (excluding non-recurring charges)	46,819	77.5	38,895	97.2	7,924	20.4
Research and development	2,241	3.7	3,481	8.7	(1,240)	(35.6)
Depreciation and amortization	27,380	45.3	17,250	43.1	10,130	58.7
Restructuring	(136)	(0.2)	3,869	9.7	(4,005)	(103.5)
Spin-off and other non-recurring charges	3,511	5.8	3,541	8.8	(30)	(0.8)
Interest expense	2,439	4.0	2,117	5.3	322	15.2
(Benefit) provision for income taxes	—	—	(4,399)	(11.0)	4,399	(100.0)

        Purchases for Resale.    Purchases for resale includes costs of processing, forms and postage for EDI claims and statements and other e-services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Purchases for resale for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased in the aggregate due to the growth in e-services, principally related to acquisitions, offset by reduced hardware costs attributable to fewer hardware units sold in certain business lines. As a percentage of sales, purchases for resale increased compared with the prior year principally due to changes in the sales mix resulting from the reduced level of one-time software licenses and the increased level of EDI services.

        Selling, General and Administrative, or SG&A.    SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense excludes research and development, depreciation and amortization, restructuring and non-recurring charges. SG&A expense for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased primarily as a result of the InfoSoft acquisition, completed in the first quarter of 2001, and the smaller acquisitions completed in the second and third quarters of 2001. Excluding the effects of these acquisitions, SG&A expense decreased by $445,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000 due principally to the net effect of payroll and facilities cost reductions resulting from the August 2000 restructuring.

        Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that focus on advancing our core practice management and other technologies, developing new products and enhancing the quality and performance of our classic products. Research and development expense decreased for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a higher proportion of software development costs qualifying for capitalization and, to a lesser extent, cost reductions from restructuring efforts. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. Excluding acquired capitalized software costs, software costs capitalized for the year ended December 31, 2001 totaled $2.0 million as compared to $835,000 of software costs capitalized for the year ended December 31, 2000. The higher level of capitalized costs in 2001 compared to 2000 reflects the state of development of a variety of projects, including new e-services applications and major upgrade versions of several practice management applications that are part of our core product offerings that are scheduled to be released during the first and second quarters of 2002. We believe our current commitment levels for research and development will enable us to provide the technological and design innovation required to maintain our position of leadership in our existing market and develop new technologies for new markets.

        Depreciation and Amortization.    Depreciation and amortization expense increased for the year ended December 31, 2001, compared to the year ended December 31, 2000, due to the additional goodwill amortization expense from acquisitions, principally InfoSoft. Goodwill amortization expense for the year ended December 31, 2001 was $22.8 million, compared to $13.5 million for the year ended December 31, 2000. In addition, depreciation expense of $560,000 was recorded during 2001 related to additional assets that were attributed to us in the Spin-Off. The remainder of depreciation and amortization expense related to depreciation of fixed asset additions and amortization of additional capitalized software development costs.

        Restructuring.    During the year ended December 31, 2001, we recorded costs of $808,000 associated with the 2001 restructuring plan entered into to consolidate substantially all of our domestic operations into our Atlanta facility and to eliminate approximately 50 employees on a net basis. The closed facilities had operating leases with various expiration dates through 2005. The other costs will be substantially paid in the first half of 2002. We expect savings between approximately $1.5 million and $2.0 million annually to be realized as a result of the plan beginning in the second quarter of 2002. These costs were offset by a $944,000 reduction in the 2000 plan's accrued restructuring costs relating to the re-negotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. During the year ended December 31, 2000, we incurred restructuring charges of $3.9 million, consisting of $1.7 million related to compensation costs for terminated employees, $1.4 million for terminated facility and other costs and $816,000 related to the 1999 plan, principally severance.

        Spin-Off and Other Non-recurring Charges.    During the year ended December 31, 2001, we incurred $3.5 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the Spin-Off from VitalWorks. During the year ended December 31, 2000, we recorded non-recurring charges of $3.5 million, consisting primarily of $1.5 million related to inventory impairment, $1.4 million for charges related to the Spin-Off and $500,000 related to assets that were abandoned in the 2000 restructuring.

        Interest Expense.    Interest expense for the year ended December 31, 2001 increased slightly in comparison to the same period of 2000 principally related to increased borrowings associated with acquisitions, the amortization of loan costs incurred due to the Spin-Off and scheduled increases in the interest rate margin on the FINOVA credit facility, offset somewhat by the downward trend in short-term interest rates during 2001.

        (Benefit) Provision for Income Taxes.    For the year ended December 31, 2001, we generated pre-tax losses for financial reporting purposes of approximately $30.8 million and net operating losses ("NOL'S") for tax purposes of approximately $17.4 million. The financial reporting losses differ from the losses for tax purposes primarily due to book versus tax differences in goodwill amortization, including non-deductible amounts. Similarly, the effective income tax rate differed from the statutory rate due to the effect of non-deductible goodwill amortization, state taxes and the recognition of a valuation allowance. For tax purposes approximately $3.2 million of these NOL's were generated prior to the Spin-Off and remained with VitalWorks. The remaining $14.2 million of these losses for tax purposes generated subsequent to the Spin-Off are attributable to us, will be available to offset any future taxable income we generate and will expire at various dates through 2021. In connection with the Medical Dynamics acquisition, we acquired NOL carryforwards totaling approximately $24.0 million that expire at various dates through 2020. These NOL carryforwards are subject to limitations resulting from the change in ownership provisions included in the federal tax code. We applied the limitation provisions and estimate that approximately $17.0 million of these NOL carryforwards could be utilized to offset future taxable income. The total of all these NOL carryforwards create a gross deferred tax asset of approximately $12.5 million before valuation allowance.

        Additionally, certain of the assets and liabilities transferred to us in the Spin-Off had temporary differences between their book and tax bases that carried over to us. Our deferred tax assets at December 31, 2001 relating to temporary differences were approximately $6.6 million. Total deferred tax assets at December 31, 2001, including the NOL carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $19.1 million. As of December 31, 2001, we had recorded a total valuation allowance of approximately $13.7 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized. Future realization of the deferred tax asset related to the NOL of Medical Dynamics will reduce goodwill and other intangible assets arising from the acquisition since it is fully reserved.

        We reported net deferred tax assets at December 31, 2001 of approximately $5.4 million essentially representing amounts attributable to us based solely on reversing temporary differences as recorded by VitalWorks through the Spin-Off date. We have prepared projections that indicate that our NOL's would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements since projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the recorded deferred tax assets will be realized based on our financial projections, sales backlog, continued quarter over quarter operational improvements across all business lines for each of the fiscal quarters of 2001, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

        Net Loss.    As a result of the foregoing, we had a net loss of $30.8 million for the year ended December 31, 2001, and a net loss of $29.4 million for the year ended December 31, 2000.

        Accrued and Accretive Dividends on Preferred Stock.    For the year ended December 31, 2001, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $3.5 million to recognize accrual of the 6.5% dividend and amortization of the $11.0 million estimated valuation discount. We also recorded accrued and accretive dividends of $245,000 to recognize accrual of the 6.0% dividend and amortization of the $1.5 million estimated valuation discount for the series B convertible redeemable preferred stock. In addition, we recorded accretive dividends of $767,000 related to the series C convertible redeemable preferred stock. There were no preferred instruments outstanding in 2000.

Year Ended December 31, 2000 Compared to Year ended December 31, 1999

Revenue (In thousands)

	Year Ended December 31, 2000	Percent of total	Year Ended December 31, 1999	Percent of total	Dollar change	Percent change
Recurring	$26,361	65.9%	$16,074	29.4%	$10,287	64.0%
Non-recurring	13,654	34.1	38,517	70.6	(24,863)	(64.6)

Total	$40,015	100.0%	$54,591	100.0%	$(14,576)	(26.7)

        Revenue.    For the year ended December 31, 2000, recurring revenue increased largely due to an additional $5.2 million of revenue, principally maintenance and support, generated by acquisitions made in December 1999 and March and April 2000. The increase also includes an increase in EDI revenue of $3.1 million for the year ended December 31, 2000, resulting from an increase in the number of practices using this service, and to a lesser extent, revenue related to new subscription contracts. Non-recurring revenue, primarily one-time sales of licenses and systems decreased as a result of lower unit sales in 2000 due to our transition to a subscription pricing model and higher 1999 sales resulting from some customers preparing for potential Year 2000 computer issues.

Costs and Expenses (In thousands)

	Year Ended December 31, 2000	Percent of sales	Year Ended December 31, 1999	Percent of sales	Dollar change	Percent change
Purchases for resale	$5,337	13.3%	$9,654	17.7%	$(4,317)	(44.7%)
Selling, general and administrative (excluding non-recurring charges)	38,895	97.2	28,666	52.5	10,229	35.7
Research and development	3,481	8.7	4,185	7.7	(704)	(16.8)
Depreciation and amortization	17,250	43.1	3,284	6.0	13,966	425.3
Restructuring	3,869	9.7	940	1.7	2,929	311.6
Spin-off and other non-recurring charges	3,541	8.8	1,961	3.6	1,580	80.6
Interest expense	2,117	5.3	1,335	2.4	782	58.6
(Benefit) provision for income taxes	(4,399)	(11.0)	2,186	4.0	(6,585)	(301.2)

        Purchases for Resale.    For the year ended December 31, 2000, the decrease in purchases for resale as a percentage of revenue reflects the increase in higher margin EDI transactions and software maintenance contracts and a decrease in lower margin hardware sales. We expect to continue to experience decreasing hardware sales in light of our hardware outsourcing arrangements.

        Selling, General and Administrative, or SG&A.    Of the increase in 2000, approximately $8.0 million was related to the SG&A costs of the December 1999 and the 2000 acquisitions. Legal and professional fees increased approximately $570,000 due to costs related to potential acquisitions and other transactions that were not completed. We also incurred marketing expenses related to the new subscription pricing model of approximately $300,000. During the third quarter of 2000 we also increased the allowance for doubtful accounts by approximately $400,000. The basis for this additional provision was derived from our analysis of the negative effects on collection experience as a result of closing and consolidating offices and reducing staff in conjunction with the implementation of the 2000 restructuring plan.

        Research and Development.    Research and development expense decreased primarily due to an increase in software development costs eligible for capitalization related to products we will be offering in the future and a decrease in the costs related to products that will be discontinued in the future. For the year ended December 31, 2000, $835,000 was capitalized related to software development costs.

        Depreciation and Amortization.    Depreciation and amortization expense increased primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999 and also to acquisitions completed during the fourth quarter of 1999 and during 2000.

        Restructuring.    On August 1, 2000, we announced our intention to terminate approximately 145 employees and to close or consolidate 11 facilities as part of our 2000 restructuring plan. As a result, in the third and fourth quarter of 2000 we incurred costs of $1.7 million related to severance and other termination benefits and facility closure costs and other charges of $1.4 million. The remaining closed facilities have operating leases with expiration dates through 2003. All other costs were paid during 2001. In the fourth quarter of 1999, we committed to a plan of restructuring and reorganization, which was completed in the second quarter of 2000 to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees related to acquisitions completed during 1999. The restructuring costs for the 1999 plan consisted of contingent consideration of $700,000 payable to former stockholders of entities whose products were discontinued as part of the restructuring and severance and termination benefits of $676,000 and facility closure and other costs of $380,000. We recorded approximately $816,000 and $940,000 during the years ended December 31, 2000 and 1999, respectively for the 1999 plan.

        Spin-Off and Other Non-recurring Charges.    In the year ended December 31, 2000 we recorded charges of $1.5 million related to our decision to discontinue hardware sales and support for certain of our business lines in connection with new hardware outsourcing agreements and $500,000 related to fixed assets which are being disposed of as a result of our decision to consolidate our office locations. We also incurred costs of $1.4 million related to the Spin-Off, consisting principally of professional service fees. In the year ended December 31, 1999, we recorded $874,000 in impairment charges related to capitalized software as a result of the change in product strategy announced in the fourth quarter of 1999 and merger costs of $659,000 in the completion of the 1999 acquisitions accounted for as poolings, and $428,000 in compensatory stock awards related to the accelerated vesting of a restricted stock award.

        Interest Expense.    Interest expense increased due to increases in the amount of the outstanding balances under our credit facility and other debt agreements due principally to acquisitions.

        (Benefit) Provision for Income Taxes.    The change from a provision for income taxes to a benefit for income taxes is due to the generation of net operating losses for the year ended December 31, 2000 versus net operating income for the year ended December 31, 1999. The effective income tax rate for the year ended December 31, 2000 was (13.0%) versus 47.9% for the year ended December 31, 1999. The variances from the federal statutory rate are due to the effect of non-deductible goodwill amortization, state taxes and the recognition of valuation allowance.

        We reported net deferred tax assets of $5.2 million in our financial statements as of December 31, 2000, related to differences between the book and tax basis of our assets. Management has assessed the past financial history, when adjusted for non-recurring items such as restructuring charges, as well as our sales backlog and budgeted sales and believes that it is more likely than not that we will generate taxable income within the next two to three years more than sufficient to realize the tax benefits associated with future deductible temporary differences.

        Net (Loss) Income.    As a result of the above factors, our net loss for the year ended December 31, 2000 was $(29.4) million compared to net income of $2.4 million for the year ended December 31, 1999.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund:

  •
  acquisitions;

  •
  working capital;

  •
  software development costs; and

  •
  capital expenditures for furniture, fixtures and equipment.

        At December 31, 2001, we had total cash and cash equivalents of $6.6 million and a working capital deficit of $11.1 million (including the effect of deferred revenue and customer deposits of $12.5 million). Net cash used by operating activities was $613,000 in 2001, an improvement from $8.6 million used in 2000, but a decrease from cash flow provided from operations of $5.8 million in 1999. The net cash used by operating activities for 2001 includes cash payments of $2.7 million for costs related to our Spin-off, without which operating cash flow would have been $2.1 million. The decline in operating cash flow in 2000 from 1999 is a direct result of our change in business model in the first quarter of 2000 to offer subscription pricing for the majority of our products. The decrease in cash used in operations between 2000 and 2001 results from the continued success of the change in business model and the significant growth in the percentage of our revenue which is recurring in nature, operating savings accomplished through successful integration of the completed acquisitions in each of the three years, and increased customer deposits and deferred revenue from the growth of our business. In addition, cash flow has been assisted by the new business model and the increasing number of recurring transactions that are paid by credit card or automatic bank draft and also from continued improvement in our accounts receivable collection effort, as evidenced by the significant decrease in day's sales outstanding from 62 in 1999 and 72 in 2000 to 33 in 2001.

        For each of the three years ended 2001 the majority of our cash used for investing has been for acquisitions. The remainder of our investing activities has consisted of capital expenditures for equipment, software development costs and other intangibles. We expect to incur capital expenditures of $2.3 million in 2002 related to property and equipment and $1.2 million capitalized software and we plan to fund these additions from operating cash flows. In the first quarter of 2002 we completed a small acquisition and funded the purchase price of approximately $2.0 million from our current cash balance.

        During 2001 our financing activities have consisted of the sale of our common stock and preferred stock the proceeds of which were used to fund our acquisitions and operations. During 2000 and 1999 our financing activities represent borrowings attributed to us and cash advances from VitalWorks to complete acquisitions attributed to us in the Spin-Off and to retire previously outstanding debt that was attributed to us.

        In connection with the Spin-Off, we entered into a credit facility with FINOVA Capital Corporation ("FINOVA") under which we incurred approximately $21.6 million of indebtedness to repay VitalWorks' long-term indebtedness relating to our business. The FINOVA credit facility contains restrictions and covenants, including limitations on our leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. Management believes that the covenants that have the greatest likelihood of potentially restricting our operations are quarterly tests for minimum net worth and minimum liquidity. Minimum net worth has been defined to include our convertible redeemable preferred stock. The minimum net worth requirement was approximately $22.4 million for the quarter ended December 31, 2001 and future requirements range from a low of approximately $18.1 million for the quarter ending March 31, 2002, to a high of approximately $30.5 million for the quarter ending June 30, 2002. Minimum liquidity has been defined as cash and cash equivalents, plus $2.5 million assumed available under our previously outstanding equity line (discussed below). The minimum liquidity requirement was approximately $2.9 million for the quarter ended December 31, 2001 and future requirements range from a low of approximately $2.8 million for the quarter ending March 31, 2002 to a high of approximately $15.7 million for the quarter ending June 30, 2003. The levels for the quarterly tests for minimum net worth and liquidity have been computed based on discussions with the lender regarding our business plan. The credit facility prohibits payment of cash dividends on, or redemption of, our capital stock. Amounts outstanding under the credit agreement bear interest at a variable rate which, through December 31, 2001, was a margin equal to 1.75% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. At December 31, 2001, the base rate was 4.75%. Subsequent to January 1, 2002, the margin increased to 2.25%. During the fourth quarter of 2001, FINOVA agreed to defer the scheduled principal payments that were originally due during the fourth quarter of 2001 and the first quarter of 2002. Principal payments of 5.0% per quarter commence in the second quarter of 2002, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. We were in compliance with all of the loan covenants at December 31, 2001.

        In connection with the Spin-Off, on March 6, 2001, we entered into an equity line agreement with Crescent International Ltd. ("Crescent") allowing us to issue and sell, and requiring Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). However, in no event could we have required Crescent to purchase more than $2.5 million at one time. This agreement was cancelled in December 2001, as management believes it will have sufficient cash from operations or other viable alternatives to meet its needs as discussed below. Our minimum liquidity covenant now excludes the previously assumed $2.5 million availability.

        In connection with the Spin-Off, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million (less transaction costs) to Crescent in a private placement. The series C convertible redeemable preferred stock that has a liquidation preference of $5.0 million is not redeemable for one year after issuance. Thereafter, the holders can convert all or a portion of the shares of series C convertible redeemable preferred stock based on a floating conversion price that is a function of our common stock's closing price (or approximately 773,000 shares at December 31, 2001). In no event will the holders of series C convertible redeemable preferred stock be entitled to obtain, in the aggregate for all conversions, more than 20% of our common stock upon conversion. We will have the right to either redeem in cash at a premium or require the conversion of the shares of series C convertible redeemable preferred stock, provided certain conditions are met. The redemption premiums will increase proportionately each year from 115% of the liquidation preference during the first year after issuance of the preferred stock to 160% of the liquidation preference following the fourth anniversary year of issuance. If the series C convertible redeemable preferred stock has not been converted after four years, the holders may require us to redeem the shares at 175% of the liquidation preference (which, after the holder's conversion of 36,000 shares on March 15, 2002, is $5.6 million). If the price of our common stock decreases, we may be required to redeem the shares of series C convertible redeemable preferred stock at a significant premium in order to prevent a dilutive conversion of the series C convertible redeemable preferred stock into shares of our common stock. We may not have the necessary funds to redeem any shares of the series C convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

        In connection with the acquisition of InfoSoft, we issued 32,000 shares of series A convertible redeemable preferred stock. These preferred shares have a stated redemption value of $32.0 million plus accrued and unpaid dividends, a liquidation preference of $32.0 million, accrue dividends at an annual rate of 6.5%, are convertible into PracticeWorks common stock at a conversion price of $33.64 (or approximately 1.0 million shares, at December 31, 2001) and are redeemable after five years if not converted. In addition, the holders of the shares of series A convertible redeemable preferred stock may require the redemption in cash of their shares of series A convertible redeemable preferred stock at any time following the fifth anniversary of issuance. We may not have the necessary funds to redeem any such shares of our convertible redeemable preferred stock or be permitted to do so under the FINOVA credit facility.

        On August 8, 2001, we issued shares of our series B convertible redeemable preferred stock to the stockholders of Medical Dynamics as part of the merger consideration. These preferred shares have an initial liquidation preference of $5.3 million, accrue dividends at an annual rate of 6.0% and are convertible into our common stock at the then applicable conversion price (or approximately 146,000 shares at December 31, 2001). If declared, dividends are payable quarterly in arrears at the Company's option, in cash or common stock. If not declared, dividends accrue to the conversion price. These preferred shares are redeemable at the option of the holder after five years. The redemption price of the series B convertible redeemable preferred stock will be equal to $5.3 million plus accrued and unpaid dividends.

        In December 2001, we completed the private placement of approximately 870,000 shares of our common stock to institutional investors, certain directors of the Company and Crescent. Proceeds to the Company totaled approximately $5.7 million and will be used to fund the 2001 restructuring plan and for general corporate operating purposes.

        Assuming our preferred stock issuances are not converted, our future contractual cash obligations, excluding interest and dividends, are as follows:

	2002	2003	2004	2005		2006
	(In thousands)
FINOVA	$3,248	$18,404	$—	$—		$—
Other long-term debt	983	760	668	159		151
Capital Lease Obligations	144	89	29	2		—
Operating Leases	2,017	1,609	1,501	1,243		1,184
Preferred Stock	—	—	—	5,600	(a)	37,198

Total	$6,392	$20,862	$2,198	$7,004		$38,533

(a)
Gives effect to the conversion of 36,000 shares of series C preferred stock in March 2002.

        We believe that cumulative cash flow from operations and future financing opportunities will provide sufficient cash flow to meet any contractual cash and redemption obligations. We intend to seek refinancing for any amounts that we are unable to repay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible costs. However, if refinancing is not available or available on favorable terms, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

        We believe that our existing cash, anticipated future operating cash flow and access to capital markets will be sufficient to fund our cash requirements needs for working capital, capital investment, acquisition and other financing requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter.

Recent Accounting Pronouncements

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was adopted effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We do not enter into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this standard did not have an impact on our financial statements.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB No. 16, "Business Combinations," and eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. We have adopted the provisions of SFAS No. 141 for business combinations consummated subsequent to June 30, 2001.

        SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Pursuant to the adoption of SFAS No. 142 on July 1, 2001 for acquisitions completed after June 30, 2001 goodwill has not been amortized.

        Additionally, we will adopt the remaining provisions of SFAS No. 142 effective January 1, 2002 and no longer amortize any goodwill. The Company recorded $22.8 million, or $2.48 per share on a pre-tax basis, of goodwill amortization in 2001. Further, we have implemented plans to complete an initial goodwill impairment assessment by June 30, 2002.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. We do not anticipate the adoption of this statement to have a material impact on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not anticipate the adoption of this standard to have a material impact on our financial statements.

Cautionary Language Regarding Forward Looking Statements

        This discussion contains forward-looking statements that reflect management's current assumptions and estimates of future performance, the development and timing of PracticeWorks' release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "plans," "intends" or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks' results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above, and those discussed in the section entitled "Risk Factors" and elsewhere in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.7 million of PracticeWorks' outstanding debt at December 31, 2001 related to long-term indebtedness under our credit facility with FINOVA that was used to repay VitalWorks' long-term indebtedness related to our business at the time of the Spin-Off. Amounts outstanding bear interest equal to a margin plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $217,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2001. We do not trade in derivative financial instruments.

        We also conduct operations in the United Kingdom, Sweden, Canada and Australia. Accordingly, we are subject to risk from exchange rate fluctuations between such local currencies and the U.S. dollar. For the year ended December 31, 2001 and 2000, less than 10% of our total revenue was earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any currency hedging activities.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholder's equity. As of December 31, 2001, we have recorded a cumulative translation adjustment of $25,000.

        We have no off-balance sheet arrangements, investments or guarantees.

        The traded price of our common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees' perceptions of various programs that involve our common stock.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The directors of PracticeWorks are as follows:

  Richard E. Perlman

        Richard E. Perlman, age 55, has been Chairman of the Board since our formation in August 2000. Mr. Perlman served as VitalWorks' chairman and treasurer from December 1997, and as a director of VitalWorks from March 1997, to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. From December 1997 until October 1998, Mr. Perlman also served as VitalWorks' chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

  James K. Price

        James K. Price, age 43, has been our President and Chief Executive Officer and a director since our formation in August 2000. Mr. Price was a founder of VitalWorks and served as its executive vice president and secretary from its inception in November 1996 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. Mr. Price served as executive vice president of American Medcare from 1996 until 1997 and was vice president from 1993 to 1995. Mr. Price co-founded International Computer Solutions and served as its executive vice president since 1994, as vice president from 1987 to 1994 and as president from 1985 to 1987. American Medcare and International Computer Solutions merged into VitalWorks in July 1997. In addition, from 1991 to 1993, Mr. Price was a vice president of Newport Capital. From 1983 to 1985, Mr. Price was healthcare sales manager of Executive Business Systems, a practice management systems supplier, and from 1981 to 1983 was with Moore Business Systems. Mr. Price holds a B.A. in Marketing from the University of Georgia.

  James C. Davis, D.M.D.

        James C. Davis, D.M.D., age 54, has served as our Executive Vice President since our formation in August 2000 and as a director since March 2001. Dr. Davis manages our e-commerce operations. Dr. Davis served as Chairman of VitalWorks' orthodontic group from February 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. He was a practicing orthodontist for the past 25 years and, in 1982, was a co-founder of OMSystems, Inc., the largest orthodontic practice management software company in North America, which VitalWorks acquired in February 1999. Dr. Davis received a D.M.D. from the University of Alabama School of Dentistry and a Certificate of Orthodontics from the UCLA School of Dentistry. Dr. Davis previously served as president of the Georgia Association of Orthodontists.

  William A. Shutzer

        William A. Shutzer, age 54, has been a director of PracticeWorks since March 2001. Since October 2000, he has been a Managing Director of Lehman Brothers, Inc. From September 1999 until September 2000, Mr. Shutzer was a Partner in Thomas Weisel Partners, LLC, an investment banking firm. From October 1996 to the end of December 1997, he was President of Furman Seiz, Inc., and

from January 1998 until September 1999, he was chairman of ING Barings LLC's Investment Banking Group. From March 1994 to October 1996, he was Executive Vice President of Furman Seiz, Inc. From September 1978 until February 1994, Mr. Shutzer was a Managing Director of Lehman Brothers and its predecessors. Mr. Shutzer is currently a director of Tiffany & Co., Blount International, Inc., and INT Media Group, Inc. Mr. Shutzer received a B.A. from Harvard University and an MBA from the Harvard Graduate School of Business.

  William R. Jellison

        William R. Jellison, age 44, has been a director of PracticeWorks since March 2001. He is currently the Senior Vice President and Chief Financial Officer of DENTSPLY. He joined DENTSPLY in April of 1998 and has responsibility for worldwide Finance and Information Technology. Prior to joining DENTSPLY, Mr. Jellison had an eighteen-year career with the Donnelly Corporation where he served in a number of positions with increasing responsibilities, including Vice President of Finance, Treasurer and Corporate Controller. A Certified Management Accountant, Mr. Jellison earned his B.A. in business administration from Hope College in Michigan.

  Raymond H. Welsh

        Raymond H. Welsh, age 70, has been a director of PracticeWorks since March 2001. Prior to the spin-off, he served on the Board of Directors of VitalWorks. Since January 1995, Mr. Welsh has been a Senior Vice President of UBS/PaineWebber, Incorporated. Mr. Welsh is a Trustee of the University of Pennsylvania, The University of Pennsylvania Health System, and Chairman of the Medical Center and HealthSystem's Creating the Future of Medicine Campaign. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

        We currently have six directors. Our certificate of incorporation provides that the terms of office of the directors are divided into three classes: Class I, whose term would have expired at the annual meeting of stockholders in 2001, if one had been held, but who continue to serve until the annual meeting of stockholders in 2002; Class II, whose term will expire at the annual meeting of stockholders to be held in 2002; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2003. James C. Davis is a Class I director, James K. Price and Raymond H. Welsh are Class II directors, and Richard E. Perlman and William A. Shutzer are Class III directors. So long as any shares of the series A convertible redeemable preferred stock issued to Ceramco are outstanding, we will be required to have a minimum of six directors, and the holders of such series A convertible redeemable preferred stock, voting as a class, will be entitled each year to elect one director to our board of directors for a one-year term. William R. Jellison serves as the director for the series A stockholders. Series A stockholders will not be entitled to vote with respect to the election of our classified directors. At each annual meeting of stockholders after the initial classification or special meeting in lieu thereof, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or special meeting held in lieu thereof. This classification structure of the board of directors may have the effect of delaying or preventing changes in control or management of PracticeWorks.

        Our bylaws provide that the authorized number of directors may be changed by an amendment to the bylaws adopted by our board of directors or by the stockholders. In addition, our certificate of incorporation and our bylaws provide that, in general, vacancies on the board may be filled by a majority of directors in office, although less than a quorum.

Executive Officers

        The executive officers of PracticeWorks are as follows:

Name	Position
Richard E. Perlman	Chairman of the Board of Directors
James K. Price	President and Chief Executive Officer
James C. Davis	Executive Vice President
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer
Lamar C. Roberts	Vice President, Sales and Marketing
Wesley J. Campbell	Vice President, Client Services

        James A. Cochran, age 54, has served as our Senior Vice President, Assistant Secretary and Chief Financial Officer since our formation in August 2000. He was VitalWorks' chief financial officer from August 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. From 1992 until joining VitalWorks, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. Mr. Cochran is a Certified Public Accountant. Mr. Cochran received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

        Lamar C. Roberts, age 43, serves as our Vice President of Sales and Marketing and has since our formation in August 2000. He joined VitalWorks in August 1998 and served as the President of VitalWorks' Physicians Office Division until August 2000. Prior to joining VitalWorks, Mr. Roberts was Sales Director at United States Surgical, a division of Tyco International.

        Wesley J. Campbell, age 36, is our Vice President of Client Services and has served as such since August 2000, when PracticeWorks was formed. Mr. Campbell joined VitalWorks in October 1997 as Vice President of Systems Engineering. He previously served as General Manager for CCI, a Miami-based practice management company acquired by VitalWorks in 1997.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

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

        Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors of PracticeWorks, we believe that Messrs. Jellison, Shutzer and Welsh were late filing Form 5 to report one stock option grant under our stock option plan; and that Messrs. Perlman, Price and Cochran were late filing Form 5, each to report a stock option cancellation and a restricted stock grant under our stock option plan.

Item 11. Executive Compensation

COMPENSATION

DIRECTOR COMPENSATION

        PracticeWorks' directors do not currently receive cash compensation for their services as directors, but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings. Members of the board who are not PracticeWorks' employees, or employees of any parent, subsidiary or affiliate of PracticeWorks, are eligible to participate in PracticeWorks' stock option plan. In April 2001, directors who are not employees received options to purchase up to 5,000 shares of common stock with an exercise price set at fair market value at the time of grant. One half of the options vest after one year and the remainder after two years of service.

EXECUTIVE COMPENSATION

        The following table summarizes compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of its other four most highly compensated executive officers for services rendered to the Company and its subsidiaries (collectively, the "named executive officers") during its most recent fiscal year. Also included in the table is comparable compensation information for those individuals for fiscal years 2000 and 1999, during which time the Company operated as a division of VitalWorks (then InfoCure). In the case of Messrs. Perlman, Price and Cochran for periods prior to the spin-off, the services rendered were also for the benefit of VitalWorks. The principal positions shown in the table are as of and after the date of the spin-off.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position					Other Annual Compensation(1)		Restricted Stock Awards(2)	Securities Underlying Options/SARs(2)	All Other Compensation(3)
	Year	Salary	Bonus
Richard E. Perlman Chairman of the Board	2001 2000 1999	$350,000 215,833 120,000	$	— — 23,500	$	— — 17,380	$313,836 — —	— 570,407 209,179	$10,200 8,970 4,000
James K. Price Chief Executive Officer and President	2001 2000 1999	350,000 209,375 125,000		— 4,000 19,500		— — 19,452	313,986 — —	— 570,455 209,227	10,200 10,000 9,600
James C. Davis (4) Executive Vice President	2001 2000 1999	250,000 177,083 109,375		— 20,030 20,000		— — 14,000	— — —	— 332,805 1,615	10,200 6,214 —
James A. Cochran (5) Senior Vice President, Chief Financial Officer and Assistant Secretary	2001 2000 1999	175,000 145,334 52,083		— 25,000 —		18,000 18,000 7,660	213,876 — —	— 118,872 142,589	10,200 — —
Lamar C. Roberts (6) Vice President Sales and Marketing	2001 2000 1999	180,000 67,500 —		28,500 — —		— — —	— — —	110,000 95,107 —	10,200 10,000 —

(1)
The amounts presented for 2001 include an automobile allowance in the amount of $12,000 and compensation for business expenses in amount of $6,000 for Mr. Cochran. The amounts presented for 2000 include an automobile allowance in the amount of $12,000 for each of Dr. Davis and Mr. Cochran and compensation for business expenses in the amount of $6,000 for each of Dr. Davis and Mr. Cochran. The amounts presented for 1999 include an automobile allowance in the amount of $11,380 for Mr. Perlman, $13,452 for Mr. Price, $9,500 for Dr. Davis and $5,000 for Mr. Cochran and compensation for business expenses in the amount of $6,000 for each of Messrs. Perlman and Price, $4,500 for Dr. Davis and $2,500 for Mr. Cochran. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Messrs. Perlman, Price and Roberts in fiscal years 2001 and 2000 and Dr. Davis in 2000 and 2001, because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for Mr. Perlman and Mr. Price for such years.
(2)
Options for approximately 209,300 shares held by each of Messrs. Perlman and Price and options for approximately 143,000 shares held by Mr. Cochran were cancelled on October 4, 2001 in exchange for restricted stock grants structured as deferred compensation. Mr. Perlman was granted rights to 52,306 shares, Mr. Price 52,331 shares, and Mr. Cochran 35,646 shares. The number of shares underlying options for these officers for 1999 given in this table do not reflect the subsequent cancellation of those options.

(3)
The amounts presented represent VitalWorks' contribution to the 401(k) savings plan.

(4)
Dr. Davis joined VitalWorks in February 1999.

(5)
Mr. Cochran joined VitalWorks in August 1999.

(6)
Mr. Roberts joined PracticeWorks in August 2000.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information concerning stock options granted by the Company to the named executive officers during fiscal 2001, excluding options for Company common stock issued in exchange for options to acquire VitalWorks common stock held prior to the spin-off. The Company has granted no stock appreciation rights.

INDIVIDUAL GRANTS

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Number of Shares of Common Stock Underlying Options Granted
% of Total Options Granted to Employees in 2001
Name			Exercise Price $/Share)(1)	Expiration Date
					5%($)	10%($)
Richard E. Perlman	—	—%	$—	—	$—	$—
James K. Price	—	—	—	—	—	—
James C. Davis	—	—	—	—	—	—
James A. Cochran	—	—	—	—	—	—
Lamar C. Roberts	110,000	11.8	6.00	10/04/11	415,070	1,051,870

(1)
All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the board of directors.

        Exchange of Stock Options in the Spin-Off. In connection with the spin-off, the Company's officers and employees were allowed to exchange their InfoCure (VitalWorks) stock options for stock options of the Company having an aggregate intrinsic value (the spread between the market value and exercise price of the option shares) equal to the aggregate intrinsic value of the InfoCure stock options exchanged immediately prior to the spin-off and an exercise price that maintained the ratio of the exercise price per share to the market value per share of the InfoCure stock options exchanged immediately prior to the spin-off. All of the named executive officers exchanged their outstanding InfoCure stock options for the Company's stock options in connection with the spin-off. For these PracticeWorks stock options, the exercise price and the number of shares of PracticeWorks common stock subject to each option were determined by adjusting the exercise price and the number of shares subject to the corresponding InfoCure stock option exchanged under an adjustment formula, designed to preserve the aggregate intrinsic value and exercise price to market value relationship referred to above, based on the relationship between the trading prices on the NASDAQ of InfoCure common stock and PracticeWorks common stock trading on the American Stock Exchange on the date of the spin-off. Other than the adjustment of the exercise price and the number of shares subject to each option, the terms of the PracticeWorks stock options received in exchange for InfoCure stock options are the same as the terms of the InfoCure stock options for which they were exchanged. The PracticeWorks stock options issued in exchange for InfoCure stock options were issued under the Company's 2000 Stock Option Plan. The number of PracticeWorks stock options received by each of the named executive officers in exchange for InfoCure stock options and the average weighted exercise price per share were as follows: Richard E. Perlman, 1,045,755 options, $14.97 average weighted exercise price; James K. Price, 1,051,839 options, $14.91 average weighted exercise price; James C. Davis, 334,420 options, $9.43 average weighted exercise price; James A. Cochran, 261,461 options, $23.47 average weighted exercise price; and Lamar C. Roberts, 152,191 options, $11.47 average weighted exercise price. As discussed below some of these options received by Messrs. Perlman, Price and Cochran were cancelled as of October 4, 2001.

        Cancellation of Options for Restricted Stock Grants. In October 2001, Messrs. Perlman, Price and Cochran agreed with the Company to cancel some of their converted InfoCure options, and each received in exchange a restricted stock grant under the Company's 2000 Stock Option Plan. The restricted stock grants are structured as deferred compensation to these officers. The grants vest ratably on each anniversary over ten years, with acceleration of vesting of all shares upon termination of employment under specified conditions and change of control of the Company. No shares are issued under the grant until they have become vested and the recipient's employment with the Company terminates. Mr. Perlman agreed to cancel options on 209,226 shares of common stock in exchange for a restricted grant of 52,306 shares; Mr. Price agreed to cancel options on 209,322 shares in exchange for a restricted grant of 52,331 shares; and Mr. Cochran agreed to cancel options on 142,589 shares in exchange for a restricted grant of 35,646 shares.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE TABLE

        Shown below is information with respect to the number of InfoCure shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2001 for the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2001 and the aggregate gains that would have been realized had these options been exercised on December 31, 2001, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End
					Value of Unexercised In the Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Perlman	45,922	$125,826	142,590	450,045	$86,980	$389,487
James K. Price	51,080	139,959	142,590	450,921	86,980	385,288
James C. Davis	—	—	83,177	251,343	50,738	152,473
James A. Cochran	—	—	29,706	89,216	18,121	54,491
Lamar C. Roberts	—	—	86,222	170,075	115,711	376,904

(1)
Based on the December 28, 2001, $9.95 closing price for PracticeWorks common stock on the American Stock Exchange.

EMPLOYMENT AGREEMENTS

        In connection with the spin-off, PracticeWorks entered into three-year employment agreements with Richard E. Perlman, James K. Price, James C. Davis and James A. Cochran on substantially the terms described below. The individual employment agreements provide for an initial annual base salary of $350,000 for Messrs. Perlman and Price, $250,000 for Dr. Davis, $175,000 for Mr. Cochran, and $180,000 for Mr. Roberts. The agreements also provide for a severance payment for each executive equal to three times his then current annual base salary rate for Messrs. Perlman, Price, Davis and Cochran and two times his then current base salary rate for Mr. Roberts upon the termination of the executive's employment by PracticeWorks without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant to a program established by the compensation committee of PracticeWorks' board of directors, the grant of stock options on the first day of the executive's employment and periodic grants of options thereafter as recommended by the compensation committee of our board of directors. Each employment agreement provides for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by PracticeWorks to the executive in the event that, upon a change in the control, any payments made to the executive that are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with PracticeWorks, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

2000 STOCK OPTION PLAN

        PracticeWorks adopted an amended and restated stock option plan, effective December 1, 2000, pursuant to which 8.0 million shares of common stock are reserved for issuance. The PracticeWorks stock options that are outstanding immediately following the spin-off are as a result of the conversion of existing InfoCure options to PracticeWorks options that are deemed issued under the plan. As of the date of the spin-off, approximately 3,500,000 shares of PracticeWorks' common stock were issuable pursuant to presently outstanding options. The compensation committee of our board of directors administers the plan. The compensation committee may grant incentive stock options and nonqualified stock options to purchase shares of common stock, stock appreciation rights and may make stock grants to PracticeWorks' directors and employees. Each such stock option, stock appreciation right and stock grant shall be subject to the terms and conditions that the compensation committee deems appropriate. The option price for each stock option granted will be the fair market value of common stock on the date of the grant provided, however, that if the option is an incentive stock option and the employee is the holder of more than ten percent of our issued and outstanding stock, the option price will be no less than 110% of the fair market value of common stock on the date of the grant. Upon a sale, merger or a change in control of PracticeWorks, all stock options, stock appreciation rights and stock grants shall be fully vested. The stock option plan permits PracticeWorks to loan money to or guarantee loans made by a third party to finance all or a part of the exercise of a stock option or the purchase of common stock subject to a stock grant. PracticeWorks' board of directors can amend or terminate the stock option plan at any time.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

        PracticeWorks' certificate of incorporation limits the liability of directors to the fullest extent permitted by Delaware law. In addition, PracticeWorks' certificate of incorporation and bylaws provide that PracticeWorks will indemnify PracticeWorks' directors and officers to the fullest extent permitted by Delaware law.

        PracticeWorks' bylaws provide that PracticeWorks will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to PracticeWorks, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in the management. At the time of the spin-off, PracticeWorks entered into indemnification agreements with each of PracticeWorks' current directors and officers to give them additional contractual assurances regarding the scope of the indemnification set forth in PracticeWorks' certificate of incorporation and bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving any of PracticeWorks' directors, officers or an employee for which indemnification from PracticeWorks is sought. PracticeWorks is not aware of any threatened litigation that may result in claims for indemnification from PracticeWorks.

        PracticeWorks currently has liability insurance for its directors and officers and intends to extend that coverage for public securities matters.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information, as of March 1, 2002, as to shares of our common stock held by persons known to us to be the beneficial owners of more than five percent of our common stock based upon information publicly filed by such persons:

Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent
Crescent International Limited Clarendon House 2 Church Street Hamilton H 11 Bermuda	1,080,078	(1)	8.8%
Ceramco Inc. 570 W. College Avenue York, PA 17404	1,011,993	(2)	8.3%
Barry M. Kitt The Pinnacle Fund, L.P. Suite 240 4965 Preston Park Blvd. Plano, TX 75093	723,283	(3)	6.1%

(1)
Based upon a Schedule 13G, dated February 14, 2002, filed with the Securities and Exchange Commission ("SEC") by Crescent International Limited and related entities wherein Crescent reported sole voting and dispositive power with respect to 927,348 shares, which is the limitation it has to own at any time not more than 9.9% of our outstanding shares. At the time of the filing, the reported number equaled 9.9% of the outstanding number of shares reported on our Form 10-Q for the quarter ended September 30, 2001. Crescent has the right to acquire shares of common stock through conversion of our series C convertible redeemable preferred stock and through the exercise of a warrant. As described earlier in the Risk Factors, the conversion price of the series C convertible redeemable preferred stock varies within a range based upon our common stock trading prices, and, therefore, Crescent has the right to acquire common stock within the sixty-day period following March 1, 2002 in an amount that could equal the amount reported above, based upon the number of outstanding shares of our common stock reported in this Annual Report on Form 10-K.

(2)
The holder of all 32,000 outstanding shares of our series A convertible redeemable preferred stock has the right at any time to convert the preferred shares into our common stock. As of March 1, 2002, the outstanding series A convertible redeemable preferred stock could have been converted into the number of shares indicated.

(3)
Based upon a Schedule 13G, dated February 14, 2002, filed with the SEC by Mr. Kitt. Mr. Kitt disclaims beneficial ownership of certain shares reported, including 709,172 shares beneficially owned by The Pinnacle Fund, L.P., of which Mr. Kitt is a general partner. The Pinnacle Fund filed a Schedule 13G, dated February 14, 2002, with the SEC as the record owner of 709,172 shares, which is 6.0% of the outstanding common stock as of March 1, 2002, with sole voting and dispositive power over the shares.

        The following table sets forth information concerning the shares of PracticeWorks common stock that are beneficially owned by the following individuals:

  •
  each of PracticeWorks' directors;

  •
  each of PracticeWorks' named executive officers; and

  •
  all of PracticeWorks' directors and executive officers as a group.

        Unless otherwise indicated, the listing is based on the number of PracticeWorks shares held by such beneficial owners as of March 1, 2002. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, PracticeWorks believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The address for each beneficial owner set forth in the table is c/o PracticeWorks, Inc., 1765 The Exchange, Suite 200, Atlanta, Georgia 30339.

        The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises on or prior to April 30, 2002. In calculating the percentage owned by each beneficial owner, PracticeWorks assumed that all shares issuable upon exercise of options on or prior to April 30, 2002 are exercised by that person. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners.

Name of Beneficial Owner	Total Common Stock		Exercisable Options	Number of Shares Beneficially Owned	Percent of Class(1)
Richard E. Perlman	318,534	(2)	142,590	461,124	4.1%
James K. Price	406,570	(3)	142,590	549,160	4.8
James C. Davis	256,328	(4)	83,177	339,505	3.0
James A. Cochran	996		29,706	30,702	*
Lamar C. Roberts	1,158		97,473	98,631	*
William R. Jellison	—		2,500	2,500	*
Raymond H. Welsh	58,250		21,510	79,760	*
William A. Shutzer	137,000		2,500	139,500	1.3

All executive officers and directors as a group (9 persons)	1,178,836		522,046	1,700,882	14.5%

*
Less than 1%

(1)
Based on an aggregate of 11,200,149 shares of PracticeWorks common stock issued and outstanding as of March 1, 2002.

(2)
125,811 of these shares are owned by two limited liability companies, one of which is a general partner of the other, and Mr. Perlman is a principal and owns a majority interest in the general partner. 23,801 of these shares are owned by a limited partnership of which Mr. Perlman is a general partner.

(3)
1,612 of these shares are owned by Mr. Price's brother. Mr. Price maintains voting control over these shares.

(4)
4,950 of these shares are held in trust for the benefit of relatives of Dr. Davis. Dr. Davis has control over these shares.

Item 13. Certain Relationships and Related Transactions

        On March 7, 2001, PracticeWorks acquired the membership interests of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc. ("Ceramco"), a wholly-owned subsidiary of DENTSPLY International, Inc. ("DENTSPLY"). Mr. Jellison, one of our directors, is an executive officer of DENTSPLY. The estimated fair value of aggregate consideration was approximately $25.5 million, represented by 32,000 shares of the Company's series A convertible redeemable preferred stock valued at $21.0 million (net of $11.0 million discount), cash consideration of $1.5 million, notes payable of approximately $2.0 million, and transaction costs of $1.0 million.

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

        (a)(2) Financial Statement Schedules. The applicable financial statement schedule required under Regulation S-X have been included beginning on page S-1 of this report, as follows:

Page
Report of Independent Certified Public Accountants on Financial Statement Schedule.	64
Schedule II—Valuation and Qualifying Accounts	65

  (a)
  (3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
2.1	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
3.1	Certificate of Incorporation of PracticeWorks, Inc. (incorporated by reference to Exhibit 3.1 to PracticeWorks Registration Statement on Form 10, filed with the Commission on August 22, 2000).
3.2(a)
Certificate of Designations of Series A Preferred Stock of PracticeWorks, Inc. issued to Ceramco, Inc. (incorporated by reference to Exhibit 3.2(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
3.2(b)*	Certificate of Designations of Series B Preferred Stock of PracticeWorks, Inc. issued to the Stockholders of Medical Dynamics, Inc.
3.2(c)
Certificate of Designations of Series C Preferred Stock of PracticeWorks, Inc. issued to Crescent International Ltd. (incorporated by reference to Exhibit 3.2(c) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
3.3	By-Laws of PracticeWorks, Inc. (incorporated by reference to Exhibit 3.2 to PracticeWorks Registration Statement on Form 10, filed with the Commission on August 22, 2000).
4.1
Form of certificate representing PracticeWorks, Inc. common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on December 21, 2000).
4.2(a)
Warrant to purchase up to 87,500 shares dated March 5, 2001 by and between PracticeWorks, Inc. and FINOVA Capital Corporation. (incorporated by reference to Exhibit 4.2(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
4.2(b)
Warrant to purchase up to 10,000 shares dated March 5, 2001 by and between PracticeWorks, Inc. and FINOVA Capital Corporation. (incorporated by reference to Exhibit 4.2(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
4.2(c)*	Warrant to purchase up to 100,000 shares dated July 18, 2001 by and between PracticeWorks, Inc. and FINOVA Capital Corporation.
4.3
Warrant to purchase up to 50,000 shares dated March 6, 2001 by and between PracticeWorks, Inc. and Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.1
Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.2
Transition Services Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.2 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.3	Agreement and Plan of Distribution (filed as Exhibit 2.1).
10.4
Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to PracticeWorks' Current Report on Form 8-
10.5(a)
Intellectual Property License Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC regarding source code and object code use (incorporated by reference to Exhibit 10.5(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.5(b)
Intellectual Property License Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC regarding software use (incorporated by reference to Exhibit 10.5(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.5(c)
Assignment of Copyrights, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.5(d)
Assignment of Trademarks, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.6(a)*	PracticeWorks, Inc. 2000 Stock Option Plan, amended and restated as of October 16, 2001.
10.6(b)*	Form of 2000 Stock Option Plan Stock Option Certificate for Incentive Stock Options.
10.6(c)*	Form of 2000 Stock Option Plan Stock Option Certificate for Nonqualified Stock Options.
10.7(a)
Indemnification Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and Richard E. Perlman (incorporated by reference to Exhibit 10.7(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.7(b)
Indemnification Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James K. Price (incorporated by reference to Exhibit 10.7(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.7(c)
Indemnification Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James A. Cochran (incorporated by reference to Exhibit 10.7(c) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.7(d)
Indemnification Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James C. Davis (incorporated by reference to Exhibit 10.7(d) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.7(e)*	Form of Indemnification Agreement by and between PracticeWorks, Inc. and each of the directors listed on the Schedule attached.
10.8(a)
Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and Richard E. Perlman (incorporated by reference to Exhibit 10.8(a) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.8(b)
Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James K. Price (incorporated by reference to Exhibit 10.8(b) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.8(c)
Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James A. Cochran (incorporated by reference to Exhibit 10.8(c) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.8(d)
Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James C. Davis (incorporated by reference to Exhibit 10.8(d) to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.8(e)*	Employment Agreement, dated as of May 1, 2001, by and between PracticeWorks, Inc. and Lamar Roberts.
10.9+
Inventory Control System Development & Marketing Agreement by and between Ormco Corporation and VitalWorks Corporation, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on December 21, 2000).
10.10+
VitalWorks Corporation E-Commerce Agreement by and between United Stationers Supply Co. and VitalWorks Corporation, dated as of January 18, 2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on December 21, 2000).
10.11+
E-Commerce Agreement by and between Summit Marketing Group, Inc. and VitalWorks Corporation, dated as of November 18, 1999 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on December 21, 2000).
10.12+
Purchase and Marketing Agreement by and between Dell Marketing, L.P. and VitalWorks Corporation, dated as of August 1, 2000 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on December 21, 2000).
10.13
Master Service Agreement by and between Global Center, Inc. and PracticeWorks, Inc., dated as of September 13, 2000 (incorporated by reference to Exhibit 10.13 to PracticeWorks' Registration Statement on Form 10, filed with the Commission on November 13, 2000).
10.14
Contribution Agreement, dated as of December 27, 2000, by and among VitalWorks Corporation, PracticeWorks, Inc., DENTSPLY International, Inc., Ceramco, Inc. and SoftDent LLC (incorporated by reference to Exhibit 10.14 to PracticeWorks' Registration Statement on Form S-1, filed with the Commission on January 16, 2001).
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
10.19
Amended and Restated Agreement and Plan of Merger and Reorganization by and among Medical Dynamics, Inc., VitalWorks Corporation and CADI Acquisition Corporation, Inc. dated October 10, 2000, as amended on October 30, 2000, December 19, 2000, March 5, 2001, April 16, 2001 and May 23, 2001 (incorporated by reference to Appendix A to PracticeWorks' and Medical Dynamics' proxy statement-prospectus filed with the Commission on June 18, 2001).
10.20(a)
Loan Agreement dated as of March 5, 2001, by and between PracticeWorks, Inc., as borrower, and FINOVA Capital Corporation, as lender (incorporated by reference to Exhibit 10.22 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.20(b)*	First Amendment to Loan Agreement dated June 30, 2001, by and between PracticeWorks, Inc. and FINOVA Capital Corporation.
10.21	Incentive Warrant issuable to Crescent International Ltd. (incorporated by reference to Exhibit 10.23 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.22	Protective Warrant issuable to Crescent International Ltd. (incorporated by reference to Exhibit 10.24 to PracticeWorks' Current Report on Form 8-K, filed with the Commission on March 22, 2001).
10.23*	Form of Stock Grant Certificate and Schedule of Recipients.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Certified Public Accountants.
24.1*	Power of Attorney (included on signature page).

*
Filed herewith
+
PracticeWorks applied for confidential treatment of portions of these exhibits. Accordingly, portions thereof have been omitted and were filed separately with the Securities and Exchange Commission on November 13, 2000.

(b)
Reports on Form 8-K.

        None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Board of Directors
PracticeWorks, Inc.

        The audits referred to in our report of PracticeWorks, Inc., dated February 5, 2002 (except for Note 15 which is as of March 15, 2002) which is contained in Item 8 of this Form 10-K, included an audit of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP
Atlanta, Georgia
February 5, 2002

SCHEDULE II

PRACTICEWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2001	1,103	901	—		(596	)(A)	1,408
Year ended December 31, 2000	1,113	611	—		(621	)(A)	1,103
Year ended December 31, 1999	339	774	—		—		1,113
Deferred Tax Asset Valuation Allowance
Year ended December 31, 2001	—	7,104	6,619(B	)	—		13,723
Year ended December 31, 2000	—	—	—		—		—
Year ended December 31, 1999	—	—	—		—		—

(A)
Uncollected receivables written off.

(B)
Net operating losses acquired in connection with Medical Dynamics acquisition, recorded in goodwill.

        All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 2002.

PRACTICEWORKS, INC.
By:	/s/ JAMES K. PRICE James K. Price President and Chief Executive Officer

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

Signature	Title	Date

/s/ RICHARD E. PERLMAN Richard E. Perlman	Chairman of the Board and Director	March 20, 2002
/s/ JAMES K. PRICE James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 20, 2002
/s/ JAMES A. COCHRAN James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2002
/s/ JAMES C. DAVIS James C. Davis	Executive Vice President and Director	March 20, 2002
/s/ WILLIAM R. JELLISON William R. Jellison	Director	March 20, 2002
/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 20, 2002
/s/ RAYMOND H. WELSH Raymond H. Welsh	Director	March 20, 2002

PRACTICEWORKS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
PracticeWorks, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of PracticeWorks, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PracticeWorks, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP Atlanta, Georgia February 5, 2002 (except for
Note 15, which is as of March 15, 2002)

PRACTICEWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2001	December 31, 2000
ASSETS (Notes 1, 3 and 8)
Current:
Cash and cash equivalents	$6,555	$3,979
Accounts receivable-trade, net of allowance of $1,408 and $1,103	6,306	8,097
Other receivables	1,462	979
Deferred tax assets, net of valuation allowance (Note 12)	632	1,147
Prepaid expenses and other current assets	1,401	1,080

Total current assets	16,356	15,282
Property and equipment, net of accumulated depreciation of $5,153 and $1,930 (Note 5)	6,628	4,120
Goodwill, net of accumulated amortization of $42,382 and $19,643 (Note 3)	45,412	35,677
Other intangible assets, net of accumulated amortization of $3,907 and $588 (Note 6)	17,957	9,213
Deferred tax assets, net of valuation allowance (Note 12)	4,725	4,029
Other assets	215	201

	$91,293	$68,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,010	$1,483
Accrued expenses (Note 7)	6,768	4,324
Accrued restructuring costs (Note 4)	845	1,839
Deferred revenue and customer deposits	12,476	9,753
Current portion of long-term debt (Note 8)	4,379	1,055

Total current liabilities	27,478	18,454
Long-term debt, less current portion (Note 8)	20,258	20,239

Total liabilities	47,736	38,693

Commitments and contingencies (Notes 3, 4, 8 and 9)
Preferred stock, $0.01 par value; 20,000,000 shares authorized (Note 10):
Series A 6.5% convertible redeemable preferred; $32,000 liquidation preference and redemption value; 32,000 shares issued and outstanding at December 31, 2001; carrying value includes accrued dividends of $1,697 and is net of $9,205 unamortized discount	24,492	—

Series B 6.0% convertible redeemable preferred; $5,198 liquidation preference and redemption value; 955,593 shares issued and outstanding at December 31, 2001; carrying value includes accrued dividends of $126 and is net of $1,380 unamortized discount	3,944	—

Series C convertible redeemable preferred; $5,000 liquidation preference and redemption value; 100,000 shares issued and outstanding at December 31, 2001; carrying value includes $767 accrued redemption premium	5,767	—

Stockholders' equity (Note 11):
Common stock $0.01 par value, 100,000,000 authorized, 11,022,743 issued and outstanding at December 31, 2001	110	—
Additional paid-in capital	35,518	—
VitalWorks Inc. equity	—	29,720
Deferred compensation	(821)	—
Accumulated deficit	(25,428)	—
Accumulated other comprehensive (loss) income	(25)	109

Total stockholders' equity	9,354	29,829

	$91,293	$68,522

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2001	2000	1999
Revenue (Notes 2 and 3):
Recurring	$42,292	$26,361	$16,074
Non-recurring	18,087	13,654	38,517

Total revenue	60,379	40,015	54,591

Operating expense:
Purchases for resale	8,932	5,337	9,654
Selling, general and administrative (excluding non-recurring charges)	46,819	38,895	28,666
Research and development	2,241	3,481	4,185
Depreciation and amortization	27,380	17,250	3,284
Restructuring (Note 4)	(136)	3,869	940
Non-recurring charges (Notes 3, 4 and 11)	3,511	3,541	1,961
Loss (gain) on sale of fixed assets	5	(636)	—

Total operating expense	88,752	71,737	48,690

Operating (loss) income	(28,373)	(31,722)	5,901
Interest expense	2,439	2,117	1,335

(Loss) income before income taxes and extraordinary item	(30,812)	(33,839)	4,566
(Benefit) provision for income taxes (Note 12)	—	(4,399)	2,186

(Loss) income before extraordinary item	(30,812)	(29,440)	2,380
Extraordinary item—debt extinguishment cost, net of income taxes (Note 8)	—	—	(72)

Net (loss) income	(30,812)	(29,440)	2,308
Accrued and accretive preferred dividends (Note 10)	4,504	—	—

Net (loss) income available to common stockholders	$(35,316)	$(29,440)	$2,308

Comprehensive (loss) income:
Net (loss) income	$(30,812)	$(29,440)	$2,308
Foreign currency translation adjustments	(134)	109	—

Total comprehensive (loss) income	$(30,946)	$(29,331)	$2,308

Per share data:
Basic and diluted:
(Loss) income before extraordinary item	$(3.36)	$(3.51)	$0.34
Extraordinary item, net of tax	—	—	(0.01)

Net (loss) income	(3.36)	(3.51)	0.33
Accrued and accretive preferred dividends	(0.49)	—	—

Net (loss) income available to common stockholders	$(3.85)	$(3.51)	$0.33

Shares used in computing per share amounts:
Basic and diluted (Note 2)	9,178	8,384	6,994

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common stock						Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	VitalWorks Inc. Equity	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
Balances at December 31,1998	—	$—	$—	$16,598	$—	$(5,798)	$—	$10,800
Net advances from VitalWorks Inc. (Note 1)	—	—	—	19,311	—	—	—	19,311
Net income	—	—	—	—	—	2,308	—	2,308

Balances at December 31, 1999	—	—	—	35,909	—	(3,490)	—	32,419
Net advances from VitalWorks Inc. (Note 1)	—	—	—	26,741	—	—	—	26,741
Net loss	—	—	—	—	—	(29,440)	—	(29,440)
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Reclassification	—	—	—	(32,930)	—	32,930	—	—

Balances at December 31, 2000	—	—	—	29,720	—	—	109	29,829
Net advances from VitalWorks Inc. through Spin-Off (Note 1)	—	—	—	1,902	—	—	—	1,902
Net loss through Spin-Off date	—	—	—	—	—	(5,384)	—	(5,384)
Issuance of common stock and related adjustments in connection with Spin-Off	9,237,290	93	26,145	(31,622)	—	5,384	—	—
Issuance of common stock, net of related costs for:
Private placements	1,203,891	12	6,735	—	—	—	—	6,747
2001 Acquisition	242,099	2	2,280	—	—	—	—	2,282
Exercise of stock options and warrants	101,462	1	422	—	—	—	—	423
Payment of obligations	94,588	1	616	—	—	—	—	617
Restricted stock award	140,283	1	840	—	(841)	—	—	—
Preferred stock conversions	3,130	—	114	—	—	—	—	114
Issuance of warrants	—	—	786	—	—	—	—	786
VitalWorks Inc. shares issued in connection with 2001 Acquisition	—	—	2,297	—	—	—	—	2,297
Amortization of deferred compensation	—	—	—	—	20	—	—	20
Accrued and accretive dividends on preferred stock	—	—	(4,504)	—	—	—	—	(4,504)
Other	—	—	(213)	—	—	—	—	(213)
Net loss subsquent to Spin-Off date	—	—	—	—	—	(25,428)	—	(25,428)
Foreign currency translation adjustments	—	—	—	—	—	—	(134)	(134)

	11,022,743	$110	$35,518	$—	$(821)	$(25,428)	$(25)	$9,354

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Year Ended December 31,
	2001	2000	1999
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(30,812)	$(29,440)	$2,308
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities:
Extraordinary item—debt extinguishment costs	—	—	110
Restructuring and other non-recurring charges	(924)	3,637	1,399
Depreciation and amortization	27,792	17,250	3,284
Provision for doubtful accounts	901	611	774
Loss (gain) on disposal of fixed assets	5	(636)	—
Deferred taxes	—	(4,399)	157
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	1,117	(430)	(3,150)
Prepaid expenses and other current assets	(184)	(147)	(262)
Accounts payable and accrued expenses	1,678	2,604	1,461
Deferred revenue and customer deposits	(186)	2,347	(267)

Cash (used in) provided by operating activities	(613)	(8,603)	5,814

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(4,678)	(15,257)	(8,754)
Additional purchase price consideration	—	(4,400)	—
Property and equipment expenditures	(2,122)	(3,604)	(307)
Cash paid for intangible assets	(1,987)	(2,905)	(1,452)
Other	106	(804)	237

Cash used in investing activities	(8,681)	(26,970)	(10,276)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net cash advances from VitalWorks Inc.	344	24,658	13,370
Net proceeds from sale of series C convertible redeemable preferred stock	4,741	—	—
Net proceeds from issuance of common stock	6,747	—	—
Proceeds from exercise of stock options and warrants	423	—	—
Borrowings of long-term debt	—	12,543	8,654
Payment of loan costs	(183)	—	—
Principal payments on long-term debt	(237)	(186)	(16,668)

Cash provided by financing activities	11,835	37,015	5,356

Effect of exchange rate changes on cash and cash equivalents	35	10	—

Net increase in cash and cash equivalents	2,576	1,452	894
Cash and cash equivalents, beginning of period	3,979	2,527	1,633

Cash and cash equivalents, end of period	$6,555	$3,979	$2,527

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of series A convertible redeemable preferred stock for InfoSoft acquisition, net of discount	$21,000	$—	$—
Issuance of 9,237,290 shares of common stock in exchange for net assets in Spin-Off	26,238	—	—
Issuance of series B convertible redeemable preferred stock for Medical Dynamics acquisition, net of discount	3,812	—	—
Issuance of PracticeWorks common stock for acquisitions	2,282	—	—
Issuance of VitalWorks Inc. common stock for acquisitions	2,297	2,386	2,000
Issuance of notes payable for acquisitions	2,655	—	—
Issuance of restricted stock award	841	—	—
Issuance of stock warrants	786	—	—
Issuance of PracticeWorks common stock to settle obligations	617	—	—
Disposal of building under capital lease obligation	—	(1,109)	—
Issuance of VitalWorks Inc. common stock to settle obligations	—	400	—

ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$1,028	$—	$—

Income taxes paid	$—	$—	$—

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

        PracticeWorks, Inc. was incorporated in Delaware on August 10, 2000 as a wholly-owned subsidiary of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001 (the "Distribution Date"), VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks' common stock to its stockholders in a tax-free distribution (the "Spin-Off"). The Spin-Off was effected through the dividend of one share of PracticeWorks common stock for every four shares of VitalWorks common stock held by VitalWorks stockholders of record on February 21, 2001. Immediately prior to the Spin-Off, VitalWorks transferred to PracticeWorks the assets and liabilities of its information management technology business for dental, orthodontic and oral and maxillofacial surgery practices, including its interests in all wholly-owned subsidiaries engaged in such business. Results of operations prior to the Spin-Off are those of PracticeWorks, a division of VitalWorks, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term "PracticeWorks" or the "Company" means PracticeWorks, a division of VitalWorks Inc., for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

        The Company is a provider of information management technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and, on a more limited basis, in Europe, Canada and Australia. The Company's offerings include practice management applications, ongoing maintenance and support and training electronic data interchange, or EDI, services and business-to-business e-commerce services. These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment.

        The consolidated financial statements include the accounts of PracticeWorks and all of its wholly-owned subsidiaries (collectively, the "Company"). The Company's fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Principals

Revenue Recognition

        The Company reports two types of revenue: recurring and non-recurring. Recurring revenue includes maintenance and support services, subscription services for software and related support, and e-services (EDI services and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of software licenses and systems and fees for training and implementation services.

        Revenue from maintenance and support services and subscriptions, which typically have contract terms varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from e-services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable, and collectibility is probable. Revenue from hardware sales is recognized upon product shipment. Revenue from training and implementation services is recognized as the service is provided. Cash payments received in advance of product shipment or service periods are recorded as deferred revenue. Shipping and handling charges are also recorded as revenue and the corresponding costs are included in selling, general and administrative expenses in accordance with Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs."

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months.

Fair Value Financial Instruments

        The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying balance sheets are not materially different from their fair values with the exception of the Series C preferred stock that the Company believes has a fair value of $10.0 million. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Property and Equipment

        Property and equipment, including equipment under capital leases, are stated at the lower of fair value or cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

Capitalized Costs of Computer Software to be Sold, Leased or Otherwise Marketed

        Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detailed program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months).

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

Goodwill and other Intangible Assets

        Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is amortized on a straight-line basis over its estimated useful life. Prior to the fourth quarter of 1999, goodwill was amortized over a 15 year estimated useful life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. In the fourth quarter of 1999, as a result of a change in product strategy involving the transition to a subscription based pricing model and the development of ASP applications and other Internet-based applications and services, management estimated that the useful life of its remaining goodwill was three years (see Changes in Accounting Estimates). Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and did not amortize any goodwill for acquisitions completed after June 30, 2001 (see Recent Accounting Pronouncements).

        Other intangibles assets include purchased and internally developed software, acquired customer relationships, acquired customer maintenance contracts and deferred loan costs. In connection with the adoption of SFAS No. 141, "Business Combinations" (see Recent Accounting Pronouncements) and the completion of an acquisition in August 2001, an independent appraisal determined a value for acquired long-term customer relationships and customer contracts and estimated useful lives of 18 years and eight years, respectively. Capitalized software costs are amortized over four years and deferred loan costs are amortized over the life of the respective loans at rates that approximate the interest method.

Impairment of Long Lived Assets

        The Company evaluates long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. When such an impairment exists, the related assets will be written down to fair value.

Use of Estimates

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

Changes in Accounting Estimates

        During the fourth quarter of 1999, management reassessed the useful life of goodwill in view of recent competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and management's response to these external factors. This reassessment resulted in the transition to a subscription pricing model and a change in product strategy involving the development of ASP applications and other Internet-based applications and services. While in management's opinion, there was no impairment in the carrying value of goodwill (based on an analysis of undiscounted future cash flows), management determined that the useful life should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated useful life of goodwill from an original life of 15 years to a remaining life of three years. This change was applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense of the Company by approximately $18.2 million or $1.98 per share, $12.7 million or $1.51 per share and $800,000 or $0.11 per share in 2001, 2000 and 1999, respectively.

        Additionally, based on management's analysis of business and market conditions, its cash collection experience and, in light of the potential write-offs associated with customers migrating from traditional support programs to the subscription pricing offerings, management also increased the allowance for doubtful accounts in 1999. This change of accounting estimate, recorded in the fourth quarter of 1999, increased the Company's selling, general and administrative expenses by approximately $700,000.

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and for revenue and expense accounts using the weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity.

Stock Based Compensation Plans

        The Company accounts for its stock-based compensation plans under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." In Note 11, the Company presents the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted.

Income Taxes

        The Company was included in the consolidated income tax returns filed by VitalWorks through the Distribution Date. U.S. income tax credits, provisions and deferred income tax components prior to the Spin-Off have been allocated to PracticeWorks to the extent that such components were generated by PracticeWorks.

        The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

Restructuring Costs

        As more fully described in Note 4, the Company has announced and implemented plans of consolidating acquired operations into existing facilities, including the incremental costs and liabilities to close redundant facilities and severance costs related to the Company's employees. The Company records the costs in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Liabilities incurred as a result of exiting an activity of acquired companies are recorded in accordance with the guidance of EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

Net (Loss) Income Per Share

        Basic and diluted net (loss) income per share amounts are presented in conformity with the SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period. Under SFAS No. 128, diluted earnings per share amounts are to be presented to include the effect of potentially dilutive securities. For the year ended

December 31, 2001, potentially dilutive shares totaled 2.1 million consisting of 179,000 related to stock options, 43,000 related to warrants and 1.9 million related to convertible preferred stock. The potentially dilutive shares were appropriately excluded from the calculation because they were antidilutive for 2001. Prior to the Spin-Off there were no potentially dilutive securities.

        For purposes of these financial statements, shares used in computing historical basic and diluted net (loss) income per share are based on the distribution ratio of one share of PracticeWorks common stock for every four outstanding shares of VitalWorks common stock.

Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income presented in the accompanying consolidated balance sheet consists of cumulative currency translation adjustments.

Advertising Expenses

        The Company expenses all advertising costs as incurred. Advertising expense was $980,000, $840,000 and $110,000 for year ended December 31, 2001, 2000 and 1999, respectively.

Reclassification

        Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was adopted effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this standard did not have an impact on the financial statements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of SFAS No. 141 for business combinations consummated subsequent to June 30, 2001.

        SFAS No. 142, generally effective January 1, 2002, supercedes APB No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company currently amortizes goodwill over its estimated useful life of three years; however, for acquisitions completed after June 30, 2001, goodwill was not amortized.

        The Company recorded $22.8 million, or $2.48 per share on a pre-tax basis, of goodwill amortization in 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. The Company does not anticipate the adoption of this statement to have a material impact on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this standard to have a material impact on the financial statements.

3. Business Combinations

        VitalWorks completed a number of acquisitions prior to the Spin-Off, the operations of which were attributed to the Company in the Spin-Off (the "Contributed Businesses"). The Company completed four acquisitions subsequent to the Spin-Off.

2001 Acquisitions

        On March 7, 2001, the Company acquired the membership interests of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc. ("Ceramco"), a wholly-owned subsidiary of DENTSPLY International, Inc. ("DENTSPLY"). At the time of acquisition, InfoSoft was party to approximately 23 independent value added reseller ("VAR") agreements, which the Company intended to restructure. The Company elected not to renew the agreements with a number of the VARs and completed transactions to terminate the agreements and/or restructure the relationships with respect to 21 of these VARs. The estimated fair value of aggregate consideration was approximately $25.5 million, represented by 32,000 shares of the Company's series A convertible redeemable preferred stock valued at $21.0 million (net of $11.0 million discount), cash consideration of $1.5 million, notes payable of approximately $2.0 million, and transaction costs of $1.0 million. The Company recorded total goodwill of $23.6 million.

        During the second quarter of 2001, the Company completed two smaller acquisitions for which the total consideration was $2.4 million, represented by $1.6 million in cash, a $600,000 note payable, $166,000 in transaction costs, and assumed net liabilities of $500,000. The Company recorded total goodwill of $2.9 million.

        In August 2001, the Company completed the acquisition of Medical Dynamics, Inc. for which the estimated fair value of the total consideration approximated $9.6 million, represented by approximately 977,000 of the Company's series B convertible redeemable preferred stock valued at $3.8 million (net of $1.5 million discount), $2.3 million in PracticeWorks common stock, $2.3 million in VitalWorks common stock, $19,000 in cash, and $1.2 million in transaction costs. The Company recorded the issuance of VitalWorks common stock as a capital contribution. The following information summarizes the preliminary allocation of fair values assigned to the assets and liabilities at the acquisition date (in thousands):

Current assets	$51
Capitalized software	310
Customer maintenance contracts	862
Customer relationships	3,149
Goodwill	8,255
Current liabilities	(985)
Non-current liabilities	(2,067)

Total acquisition costs	$9,575

        The estimated useful lives of the intangible assets acquired will be as follows:

Capitalized software	4 years
Customer maintenance contracts	8 years
Customer relationships	18 years

        In connection with the acquisition, the Company acquired tax net operating loss carryforwards totaling approximately $24.0 million. These net operating loss carryforwards are subject to limitations resulting from the change in ownership provisions in the federal tax code. The Company applied the limitation provisions and estimates that approximately $17.0 million of these net operating loss carryforwards could be utilized to offset future taxable income. The deferred tax asset associated with these loss carryforwards totals approximately $6.6 million. The Company recorded a valuation allowance to reduce this deferred tax asset to zero. Future realization of this deferred tax asset will reduce goodwill and other intangible assets arising from this acquisition. Additionally, the goodwill associated with this acquisition will not be deductible for tax purposes.

2000 Acquisitions

        VitalWorks completed six acquisitions in 2000 that were attributed to PracticeWorks in the Spin-Off. The aggregate consideration was approximately $15.8 million, represented by $13.4 million in cash and $2.4 million in VitalWorks common stock.

1999 Acquisitions

        VitalWorks completed four acquisitions in 1999 that were accounted for as purchases and attributed to PracticeWorks in the Spin-Off. The aggregate consideration was approximately $10.3 million, represented by $8.3 million in cash and $2.0 million in VitalWorks common stock. In addition, VitalWorks completed five acquisitions that were accounted for as pooling of interests as discussed below.

Acquisitions Accounted for using the Purchase Method of Accounting

        The following table summarizes the fair values of the assets acquired, liabilities assumed and consideration given in connection with business combinations accounted for as purchases completed by the Company since the Spin-Off, as well as those completed by VitalWorks prior to the Spin-Off and attributed to the Company:

	2001	2000	1999
	(In Thousands)
Accounts receivable	$644	$588	$555
Prepaid expenses and other current assets	361	207	82
Property and equipment	891	413	260
Goodwill	34,745	15,735	10,526
Capitalized software	5,021	39	116
Other intangibles	4,189	—	—
Other assets	—	437	200
Deferred revenue	(2,909)	(702)	(925)
Accounts payable and accrued expenses	(3,366)	(593)	(560)
Notes payable	(2,067)	(316)	—

Net assets acquired	$37,509	$15,808	$10,254

These acquisitions were funded as follows:
PracticeWorks common stock	$2,282	$—	$—
PracticeWorks series A convertible redeemable preferred stock, net of discount	21,000	—	—
PracticeWorks series B convertible redeemable preferred stock, net of discount	3,812	—	—
VitalWorks Inc. common stock	2,297	2,386	2,000
Notes payable	2,655	—	—
Cash	5,463	13,422	8,254

	$37,509	$15,808	$10,254

        Certain of the 2001 and 1999 purchase acquisition agreements provide for additional consideration based on the acquired company attaining specified revenue or operating income goals. Maximum contingent consideration aggregated $1.0 million and $2.0 million for acquisitions accounted for as purchases during 2001 and 1999, respectively. As more fully described in Note 4, portions of the contingent consideration related to certain acquisitions were deemed earned and payable in connection with the Company's restructuring plans. Accordingly, restructuring costs for the year ended December 31, 1999 included approximately $700,000 in settlement of estimated contingent consideration obligations related to the affected companies.

        In 1999, contingent consideration of approximately $4.4 million was earned and accrued as additional purchase price pursuant to the terms of the original purchase agreements of a 1998 acquisition and was paid during 2000. As of December 31, 2001 and 2000, maximum contingent consideration payable based on future performance was $3.0 million and $2.0 million, respectively. There was no contingent consideration earned during 2001 or 2000.

        The following unaudited pro forma information presents the results of operations of the Company as if each of the material acquisitions had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.

	Year Ended December 31,
Pro Forma Amounts
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Revenue	$61,753	$51,428	$73,245
Net (loss) income	(31,905)	(35,655)	432
Accrued and accretive dividends on preferred stock	5,309	4,418	—
Pro forma net (loss) income available to common stockholders	(37,214)	(40,073)	432
Pro forma net (loss) income available to common stockholders per share—basic and diluted	$(4.05)	$(4.78)	$0.06
Weighted average shares outstanding	9,178	8,384	6,994

Acquisitions Accounted for using the Pooling of Interests Method of Accounting

        Five of the Contributed Businesses acquired by VitalWorks during 1999 were accounted for as poolings of interests which provided for the exchange of substantially all of the outstanding equity interest of each entity for shares of VitalWorks common stock. Accordingly, the accompanying financial statements have been prepared for all periods presented to include the financial position, results of operations and cash flows of the combined companies. The following table summarizes the shares of VitalWorks stock issued in these acquisitions:

Company	Shares of VitalWorks Issued	Closing Date
OMSystems, Inc. ("OMS")	2,287,998	February 18, 1999
Ardsley, M.I.S., Inc. ("Orthoware")	209,016	August 17, 1999
Kevin Kozlowski, Inc. d/b/a Human Touch Software ("Human Touch")	255,247	December 20, 1999
Unident Corporation ("Unident")	357,796	December 21, 1999
InfoLogic, Inc. ("InfoLogic")	102,096	December 21, 1999

        The following table presents a reconciliation of revenue, income (loss) before extraordinary item and net income (loss) to those presented in the accompanying financial statements.

Year Ended December 31, 1999
(In Thousands)
Revenue:
PracticeWorks	$22,238
OMS	18,651
Orthoware	2,330
Human Touch	2,288
Unident	6,518
InfoLogic	2,566

$54,591

Income (Loss) Before Extraordinary Item:
PracticeWorks	$3,239
OMS	1,623
Orthoware	260
Human Touch	34
Unident	(1,545)
InfoLogic	(1,231)

$2,380

Net Income (Loss):
PracticeWorks	$3,167
OMS	1,623
Orthoware	260
Human Touch	34
Unident	(1,545)
InfoLogic	(1,231)

$2,308

        Costs, consisting principally of professional fees and related transaction costs, of approximately $659,000 were incurred in completing the foregoing acquisitions are included in non-recurring charges.

4. Restructuring and Other Charges

        The 2001 Plan. On October 23, 2001, PracticeWorks announced plans to consolidate substantially all of its domestic operations into one facility. The plan entails the closure of two facilities, reducing the scope of operations in a third facility and termination of approximately 110 employees company wide. The Company expects to add approximately 60 employees to absorb functions of the closed locations. The Company recorded a restructuring charge of $808,000 in the fourth quarter of 2001 summarized in the table below. The closed facilities had operating leases with various expiration dates through 2005. The other costs will be substantially paid in the first half of 2002.

        The 2000 Plan. On August 1, 2000, VitalWorks announced its plans to restructure each of its medical and dental operating divisions, VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarter of

2000, PracticeWorks closed or consolidated 11 facilities and terminated approximately 145 employees company wide. The Company recorded approximately $3.1 million in restructuring costs in 2000 summarized in the table below. During 2001, the Company recorded a reduction in accrued restructuring costs of approximately $944,000 due to the re-negotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. The remaining closed facilities have operating leases with expiration dates through 2003.

        The 1999 Plan. In the fourth quarter of 1999, VitalWorks decided to restructure its business into medical and dental divisions, change its product strategy to begin development of ASP applications and Internet solutions, transition to a subscription based pricing model and also completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization, which was completed in the second quarter of 2000, related to acquisitions completed during 1999 to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees company wide. As summarized in the table below, the Company recorded approximately $816,000 and $940,000 during the years ended December 31, 2000 and 1999, respectively, in restructuring costs.

        A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

	Reserve Balance December 31, 1998	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 1999	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 2000	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 2001
	(In Thousands)
2001 PLAN
Facility closure and consolidation	$—	$—	$—	$—	$—	$—	$—	$668	$—	$668
Compensation costs for severance and other termination benefits	—	—	—	—	—	—	—	140	(22)	118

2001 Plan Total	—	—	—	—	—	—	—	808	(22)	786

2000 PLAN
Facility closure and consolidation	—	—	—	—	1,312	(90)	1,222	(653)	(510)	59
Compensation costs for severance and other termination benefits	—	—	—	—	1,691	(1,074)	617	(291)	(326)	—
Other asset write-downs and costs	—	—	—	—	50	(50)	—	—	—	—

2000 Plan Total	—	—	—	—	3,053	(1,214)	1,839	(944)	(836)	59

1999 PLAN
Facility closure and consolidation	—	95	—	95	14	(109)	—	—	—	—
Compensation costs for severance and other termination benefits	—	48	(48)	—	628	(628)	—	—	—	—
Contingent consideration payable to former stockholders of entities whose products were discontinued as part of the consolidation and restructuring	—	700	(350)	350	—	(350)	—	—	—	—
Other asset write-downs and costs	—	97	(97)	—	174	(174)	—	—	—	—

1999 Plan Total	—	940	(495)	445	816	(1,261)	—	—	—	—

	$—	$940	$(495)	$445	$3,869	$(2,475)	$1,839	$(136)	$(858)	$845

Non-Recurring Charges

        The Company recorded non-recurring charges of $3.5 million and $1.4 million in 2001 and 2000, respectively, primarily for costs related to the Spin-Off (Note 1). Additionally, concurrent with the 2000 restructuring plan, the Company recorded a non-recurring charge of approximately $2.1 million, consisting primarily of $1.5 million related to inventory impairment and $500,000 related to assets that were abandoned.

        In connection with the 1999 restructuring plan and the change in product strategy, management also re-evaluated the carrying value of its investment in capitalized software. As a result, the Company recorded a non-recurring charge during 1999 of $874,000 to write-off capitalized software.

5. Property and Equipment

        Major classes of property and equipment consisted of the following:

		December 31,
	Estimated Useful Lives (Years)
		2001	2000
		(In Thousands)
Office and computer equipment	3-5	$7,462	$4,083
Equipment under capital leases	5	926	759
Furniture and fixtures	5	2,010	791
Leasehold improvements and other	5-25	1,383	417

		11,781	6,050
Less accumulated depreciation		(5,153)	(1,930)

		$6,628	$4,120

        Depreciation expense was approximately $1.7 million, $929,000, and $900,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In connection with the restructuring plans described in Note 4, the Company disposed of property and equipment, primarily office and computer equipment, with a net book value of approximately $500,000 and $97,000 for the years ended December 31, 2000 and 1999, respectively.

6. Other Intangible Assets

        Other intangible assets consisted of the following:

			December 31,
	Estimated Useful Lives (Years)
			2001	2000
			(In Thousands)
Capitalized software development costs	4		$15,366	$8,292
Acquired customer relationships	18		3,149	—
Acquired maintenance contracts	8		862	—
Loan costs	(a	)	2,282	1,298
Other	3-5		205	211

			21,864	9,801
Less accumulated amortization			(3,907)	(588)

			$17,957	$9,213

(a)
Loan costs are amortized over the life of the respective loans at rates which approximate the interest method.

        Amortization of capitalized software charged to operations was approximately $2.4 million, $432,000, and $267,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Also, as discussed in Note 8, approximately $110,000 was allocated to the Company for the write-off of unamortized loan costs in conjunction with the April 1999 prepayment of VitalWorks' acquisition credit facility.

7. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Compensation	$2,308	$1,791
Costs to cease certain operations of acquired businesses	915	—
Accrued EDI costs	829	135
Taxes, other than income	677	197
Professional fees	660	820
Interest	377	578
Utilities	315	161
Marketing	172	285
Other	515	357

	$6,768	$4,324

8. Long Term Debt

        Long-term debt consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Note payable, FINOVA Capital Corporation ("FINOVA") (a)	$21,651	$20,690
Various notes payable; non-interest bearing; maturing at various dates from 2002 through 2006 (b)	2,589	—
Capitalized leases (Note 9)	264	557
Other	133	47

	24,637	21,294
Less current portion	(4,379)	(1,055)

	$20,258	$20,239

(a)
On March 5, 2001, concurrent with the Spin-Off, the Company borrowed approximately $21.6 million under a credit facility (the "Credit Facility") executed with FINOVA Capital Corporation ("FINOVA") to repay amounts attributed to the Company under VitalWorks' credit facility. The Credit Facility matures June 30, 2003 and is collateralized by substantially all of the Company's assets. Amounts outstanding bear interest at a variable rate which, through December 31, 2001, was the sum of a margin equal to 1.75% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. Subsequent to December 31, 2001, the margin increases to 2.25%. At December 31, 2001, the interest rate was 6.5%. Principal payments of 5.0% per quarter begin in the second quarter of 2002, and the remaining outstanding balance under the facility will be due in full on June 30, 2003. During the fourth quarter of 2001, FINOVA agreed to defer until maturity the ` scheduled principal payments that were originally due during the fourth quarter of 2001 and the first quarter of 2002. The Credit Facility contains restrictions and covenants, including limitations on leverage, a minimum net worth requirement, a minimum current ratio requirement and a minimum liquidity requirement. The Company was in compliance with all covenants at December 31, 2001.VitalWorks' previous credit facility was repaid in April 1999 with proceeds from the sale of its common stock. In connection with this early retirement of debt, an extraordinary item was recognized for the unamortized portion of the loan costs and prepayment costs which aggregated approximately $4.9 million and, net of estimated tax effect, approximately $2.9 million. The Company was allocated approximately $72,000, net of estimated tax effect, based on its respective share of the borrowings.

(b)
During 2001, the Company issued notes payable with an estimated fair value of approximately $2.7 million relating to certain acquisitions (see Note 3). These notes payable are subordinated to the FINOVA debt, unsecured, non-interest bearing, payable monthly with amounts ranging between $1,000 and $20,000, and have maturity dates ranging from February 2002 through April 2006. The gross amount of the notes payable is $3.0 million and the Company recorded discounts of $300,000 to account for the non-interest bearing nature of the notes. The discount rates used vary from 6.5% to 8.5%. The discounts will be amortized over the lives of the notes and included in interest expense. Amortization during 2001 totaled $57,000. The Company made principal payments totaling $96,000 during 2001.

        As of December 31, 2001, future maturities of long-term debt are as follows:

Year	Amount
(In Thousands)
2002	$4,379
2003	19,249
2004	697
2005	161
2006	151

$24,637

9. Commitments and Contingencies

Lease Commitments

        The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to five years. Additionally, the Company leases machinery and equipment under capital leases having original terms from one to five years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating and capital leases with remaining terms of more than one year are as follows:

Year	Capital	Operating
	(In Thousands)
2002	$157	$2,017
2003	89	1,609
2004	29	1,501
2005	2	1,243
2006	—	1,184
Thereafter	—	198

	277	$7,752

Less amounts representing interest	(13)

Present value of net minimum lease payments	264
Less current portion	(148)

Long-term obligations under capital leases	$116

        Rent expense was approximately $2.5 million, $1.5 million, and $528,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of assets held under capital leases is included with depreciation expense.

Employee Benefit Plan

        In conjunction with the Spin-Off, the Company implemented a qualified 401(k) savings plan (the "Plan") covering all employees meeting certain age and years of service eligibility requirements and rolled over the assets for the employees remaining with PracticeWorks. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

        Matching contributions to the Plan for each of the three years in the period ended December 31, 2001 were approximately $350,000, $550,000 and $680,000, respectively. The contribution for the year ended December 31, 2001 is anticipated to be made through the issuance of PracticeWorks common stock in 2002. The contribution for the years ended December 31, 2000 and 1999 were made through the issuance of VitalWorks common stock in the following year.

Litigation

        From time to time, the Company is involved in various legal proceedings incident to the ordinary course of its business. The Company is not a party to any material legal proceedings, and it is not aware of any contemplated material actions against it. In the spin-off, the Company agreed to assume any and all contingent liability arising from the lawsuit filed on June 21, 2000 against VitalWorks by Joseph Hafner in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges breach of a registration rights agreement by VitalWorks for failure to register for resale with the Securities and Exchange Commission shares of VitalWorks' common stock which the plaintiff owned. The complaint also alleged breach of fiduciary duties and tort claims against VitalWorks as a result of the alleged failure to timely register shares for resale. The complaint sought in excess of $3.2 million in compensatory damages, punitive damages and attorney fees (see Note 15).

10. Preferred Stock

Series A Convertible Redeemable Preferred Stock Issued to Ceramco

        In connection with the acquisition of the InfoSoft division of DENTSPLY, PracticeWorks issued 32,000 shares of series A convertible redeemable preferred stock to Ceramco as consideration for the transfer of the membership interests in SoftDent, LLC representing the assets which were used in DENTSPLY's business of developing, marketing, licensing and supporting the SoftDent software product. These preferred shares have a stated redemption and liquidation value of $32.0 million, are entitled to vote with holders of PracticeWorks common stock on an as-if-converted basis, accrue dividends at an annual rate of 6.5%, are convertible (including accrued dividends) into PracticeWorks common stock at a conversion price of $33.64 per share, (or approximately 1.0 million shares at December 31, 2001), and are redeemable at the option of the holder after five years, or March 7, 2006, if not converted. Ceramco also received certain registration rights in connection with this transaction.

Series B Convertible Redeemable Preferred Stock Issued to Medical Dynamics Stockholders

        In connection with the acquisition of Medical Dynamics, PracticeWorks issued approximately 977,000 shares of series B convertible redeemable preferred stock. These preferred shares have an initial liquidation preference of $5.3 million, accrue dividends at an annual rate of 6.0% payable quarterly in arrears, if declared, and are convertible into PracticeWorks common stock at the then applicable conversion price (or approximately 146,000 shares at December 31, 2001). These preferred shares are redeemable at the option of the holder after five years, or August 8, 2006.

Series C Convertible Redeemable Preferred Stock Issued to Crescent

        On March 6, 2001, the Company issued 100,000 shares of its Series C convertible redeemable preferred stock to Crescent International Ltd. ("Crescent") for $5.0 million in consideration. If these preferred shares have not been converted after four years, the holders may require the Company to redeem them at 175% of the $5.0 million liquidation preference, or $8.75 million (see Note 15). These shares are not convertible for one year after issuance. Thereafter, the holders of the series C convertible redeemable preferred stock can convert all or a portion of their shares based on a floating conversion price which is a function of the closing price of PracticeWorks' common stock (or approximately 773,000 shares at December 31, 2001). Holders will not be entitled to obtain more than 20% of the Company's common stock in the aggregate upon conversion. Under the terms of the agreement, Crescent is prohibited from any short sale activities. Crescent is entitled to vote together with holders of PracticeWorks common stock on an as-converted basis provided that such basis does not represent more than 9.9% of the voting power. Crescent also received certain registration rights in connection with its investment.

        For the Series A, B and C preferred stock, any shares which have not been converted by the holders within five years from the date of issuance will be required to be redeemed by the Company. Holders of the Series C preferred stock may also require the Company to redeem any unconverted shares four years from the date of issuance.

11. Stockholder's Equity

Stock Compensation Plans

        In connection with the Spin-Off, officers, directors and employees of PracticeWorks automatically converted their VitalWorks stock options for PracticeWorks stock options having an aggregate intrinsic value (the spread between the market value and exercise price of the options shares) equal to the aggregate intrinsic value of the VitalWorks stock options held immediately prior to the Spin-Off. The exercise price for the PracticeWorks stock options was calculated by dividing the option price for the related VitalWorks stock option by the PracticeWorks conversion factor and the number of PracticeWorks stock options was calculated by multiplying the number of stock options by PracticeWorks conversion factor. The conversion factor was calculated by dividing the closing VitalWorks stock price on the Distribution Date by the opening PracticeWorks stock price on the day following the Distribution Date. The conversion factor equaled 47.53%.

        The PracticeWorks stock options that were outstanding immediately following the distribution as a result of the conversion described above were issued under the PracticeWorks 2000 Stock Option Plan. The plan is administered by the compensation committee of the board of directors. The compensation committee may grant incentive stock options and nonqualified stock options to purchase shares of common stock, stock appreciation rights and may make stock grants to directors and employees. Each such stock option, stock appreciation right and stock grant shall be subject to the terms and conditions that the compensation committee deems appropriate. Subject to the committee's discretion as to terms and conditions, options are granted at not less than the fair market value at grant date (110% of such value for 10% stockholders), generally will vest ratably over the four-year period beginning on the grant date, and expire ten years from the grant date. Upon a sale, merger or a change in control of PracticeWorks, all stock options, stock appreciation rights and stock grants will be fully vested. The stock option plan permits the Company to loan money to or guarantee loans made by a third party to finance all or a part of the exercise of a stock option or the purchase of common stock subject to a stock grant. The board of directors can amend or terminate the stock option plan at any time.

        SFAS No. 123, "Accounting for Stock-Based Compensation," defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. Management has elected to account for its stock options under the intrinsic value method as outlined in APB No. 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because PracticeWorks' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

        The following is a summary of the stock option activity since the Spin-Off:

	Options	Weighted Average Exercise Price
Outstanding at March 5, 2001	—	$—
Conversion of VitalWorks options	3,517,290	14.81
Granted	931,484	6.30
Exercised	(97,002)	4.36
Forfeited or canceled	(629,330)	34.20

Outstanding at December 31, 2001	3,722,442	9.67
Options exercisable at December 31, 2001	805,622	11.12

        The weighted average fair value of options granted during 2001 was $3.22.

        The fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.4%	5.2%	6.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	61.0%	76.7%	119.0%
Weighted average expected life (in years)	4	4	4

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, based on the options held by the Company's employees, is as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net (loss) income available to common stockholders:
As reported	$(35,316)	$(29,440)	$2,308
Pro forma	(38,975)	(35,001)	(1,446)
Net (loss) income available to common stockholders per share:
As reported	$(3.85)	$(3.51)	$0.33
Pro forma	(4.25)	(4.17)	(0.21)

        The pro forma net loss may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the Spin-Off are amortized to expense over the vesting period, which was only a partial year in 2001. For fiscal years ended prior to December 31, 2001, the pro forma net income would be the same as the actual income reported, as there were no PracticeWorks options in existence prior to the Spin-Off.

        The following table summarizes information regarding options outstanding and options exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted-Average Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2001	Weighted-Average Exercise Price
$3.97- 8.61	1,248,877	9.3	$6.58	106,532	$6.54
8.63- 9.34	2,173,659	8.6	9.34	550,726	9.34
9.47-35.24	246,155	7.6	18.91	131,378	16.98
35.51-72.46	53,751	7.9	52.50	16,986	52.32

	3,722,442	8.3	$9.67	805,622	$11.12

Warrants

        In connection with the Spin-Off, the Company issued to Crescent a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $18.40 per share in connection with the anti-dilution provisions of existing warrants to purchase VitalWorks common stock. The estimated fair value of this grant is nil. This warrant is immediately exercisable and has a four-year term. None of these warrants had been exercised as of December 31, 2001.

        In connection with the Spin-Off, the Company issued to FINOVA a warrant to purchase up to 98,750 shares of the Company's common stock at a price of $4.80 per share in connection with the anti-dilution provisions of existing warrants to purchase VitalWorks common stock. This warrant is immediately exercisable and has an eight-year term. The estimated fair value of approximately $540,000 was recorded as deferred loan costs in the first quarter of 2001 and is being amortized over the life of the loan. None of these warrants had been exercised as of December 31, 2001.

        In addition, the Company issued FINOVA a warrant to purchase up to 100,000 shares of the Company's common stock at a price of $8.80 per share in connection with amendments to the credit facility. This warrant is immediately exercisable and has a five-year term. The estimated fair value of approximately $250,000 was recorded as deferred loan costs and is being amortized over the life of the loan. None of these warrants had been exercised as of December 31, 2001.

Option Cancellations and Restricted Stock Award

        In 2001, the Company cancelled a total of approximately 560,000 stock options held by three executives. In connection with this option cancellation, the board of directors approved restricted stock awards aggregating 140,000 shares of common stock as part of an incentive compensation package to these executives. The fair value of this award at the grant date of approximately $841,000 was recorded as deferred compensation amortizable over its ten year vesting period. The Company recognized $20,000 in amortization expense during 2001 related to this stock award.

        During 1999, the Company recognized $428,000 in compensation charges resulting from the accelerated vesting of a restricted stock award. The amortization is included in non-recurring charges.

12. Income Taxes

        The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Current:
Federal	$—	$—	$1,316
State	—	—	291

Total current expense	—	—	1,607

Deferred:
Federal	(6,195)	(3,836)	138
State	(909)	(563)	19
Change in deferred tax asset valuation allowance	7,104	—	—

Total deferred (benefit) expense	—	(4,399)	157

Total income tax (benefit) expense before extraordinary item	—	(4,399)	1,764
Income tax benefit on extraordinary item	—	—	38
Pro forma tax adjustments for pooled companies	—	—	384

(Benefit) provision for income taxes	$—	$(4,399)	$2,186

        Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

	December 31,
	2001		2000
	Current	Non-current	Current	Non-current
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$549	$—	$430	$—
Accrued restructuring costs	330	—	713	—
Accrued expenses	—	—	4	—
Basis difference of goodwill	—	6,908	—	4,029
Research and development costs	—	183	—	—
Net operating loss carryforwards	—	12,494	—	—

Total deferred tax assets	879	19,585	1,147	4,029
Valuation allowance for deferred tax assets	(247)	(13,476)	—	—

Net deferred tax assets	632	6,109	1,147	4,029
Deferred tax liabilities:
Basis difference of other long-term assets		(1,384)	—	—

Total deferred tax liabilities	—	(1,384)	—	—

Net deferred tax assets	$632	$4,725	$1,147	$4,029

        The Company's effective income tax rate varied from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Expected tax (benefit) expense	$(10,475)	$(11,505)	$1,552
Increase (decrease) in income taxes resulting from:
State income taxes	(1,072)	(1,209)	213
Nondeductible goodwill amortization	3,188	1,139	104
Research and development tax credits	(183)	—	—
Other, net	192	(186)	(67)
Effect of operations of pooled companies which were pass-through entities	—	—	384
Net operating losses remaining with VitalWorks(a)	1,246	7,362	—
Change in deferred tax asset valuation allowance	7,104	—	—

Net income tax (benefit) expense	$—	$(4,399)	$2,186

(a)
As a result of the Spin-Off, the net operating loss carryforwards generated by PracticeWorks through the Distribution Date totaled $21.6 million, of which $3.2 million was generated in 2001, and will remain with VitalWorks.

        The Company generated domestic net operating losses subsequent to the Distribution Date totaling approximately $14.2 million. These net operating losses will be available to offset any future taxable income, will expire in 2021, and include $126,000 in income tax deductions related to stock option exercises which will be reflected as a credit to additional paid in capital when realized.

        Additionally, the Company acquired net operating loss carryforwards in a 2001 acquisition totaling approximately $24.0 million. These net operating loss carryforwards are subject to limitations resulting from the change in ownership provisions included in the federal tax code. The Company applied the limitation provisions and estimates that approximately $17.0 million of these net operating loss carryforwards could be utilized to offset future taxable income. The related deferred tax asset totals $6.6 million before a full valuation allowance and will be recorded as a reduction in goodwill and other intangible assets, as necessary, if the benefit of these losses is realized.

        As discussed in Note 3, acquisitions attributed to the Company included five companies accounted for as pooling of interests. Four of these five companies were pass-through entities for tax purposes in which the then-owners agreed to report their share of income or loss in their respective individual income tax returns. Upon their acquisition, the pass-through tax status terminated. The pro forma adjustment to record the income tax expense incurred by the then-owners would decrease net income by $384,000, or $0.05 per share, for the year ended December 31, 1999.

13. Supplement Cash Flow Information

        Supplemental cash flow information subsequent to the Spin-Off is reflected in the accompanying Consolidated Statements of Cash Flows. All cash payments for interest and income taxes prior to the Spin-Off were made by VitalWorks on behalf of the Company. All equity instruments issued in conjunction with historical business acquisitions attributed to the Company were issued by VitalWorks.

14. Segment Information

        SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company historically evaluated its business based on specialty group clients (i.e., dental, orthodontic, and oral surgery). The Company's new business model has changed and reshaped these bases for evaluation. Effective in the first quarter of 2001, in connection with the Spin-Off, the Company changed the way it evaluates its business to reflect the new business model. Although the Company's products and services are similar, management believes that the delineation between the Company's revenue streams provides definition for reportable segments and is consistent with its newly adopted business model. Consequently, the Company has identified two reportable operating segments based on the criteria of SFAS No. 131: recurring revenue and non-recurring revenue. Recurring revenue includes maintenance and support services, subscriptions and e-services. Non-recurring revenue includes one-time sales of licenses and systems and fees for training and implementation services.

        The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. The Company does not account for or report to the President and CEO its assets or capital expenditures by segments.

        The Company has conducted operations in Europe and Australia since 2000. For the years ended December 31, 2001 and 2000, less than 10% of the Company's total revenue and net loss were generated outside the United States.

        The accompanying statements of operations disclose the financial information of the Company's reportable segments in accordance with SFAS No. 131 for the years ended December 31, 2001, 2000 and 1999.

15. Subsequent Events

        In January 2002, the Company completed two small acquisitions for which the aggregate consideration approximated $3.5 million, represented by $1.5 million in PracticeWorks common stock and $2.0 million in cash.

        In February 2002, the litigants in the Hafner litigation entered into a settlement agreement and mutual release of claims. The Company believes that the resolution of this matter will not have a material adverse effect on its financial condition, liquidity or operating results.

        In March 2002, Crescent converted 36,000 shares of series C convertible redeemable preferred stock. If the remaining 64,000 shares are not converted by March 6, 2005, the aggregate redemption price, including the redemption premium, would be $5.6 million.

16. Quarterly Information (Unaudited)

	Three Months Ended			Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In Thousands, Except Per Share Amounts)
2001
Total revenue	$11,817	$15,056	$16,205	$17,301	$60,379
Operating loss	(8,002)	(6,510)	(6,512)	(7,349)	(28,373)
Net loss	(8,627)	(6,997)	(7,190)	(7,998)	(30,812)
Net loss available to common stockholders	(8,960)	(8,314)	(8,587)	(9,455)	(35,316)
Weighted average shares	8,685	9,036	9,215	9,767	9,178
Basic and diluted net loss per share available to common stockholders	(1.03)	(0.92)	(0.93)	(0.97)	(3.85)
2000
Total revenue	$9,820	$10,196	$9,836	$10,163	$40,015
Operating loss	(4,081)	(7,357)	(12,267)	(8,017)	(31,722)
Net loss and net loss available common stockholders	(2,958)	(5,708)	(8,014)	(12,760)	(29,440)
Weighted average shares	8,194	8,317	8,544	8,570	8,384
Basic and diluted net loss and net loss per share available to common stockholders	(0.36)	(0.69)	(0.94)	(1.49)	(3.51)

QuickLinks

TABLE OF CONTENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of matters to a vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II PRACTICEWORKS, INC. VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
SIGNATURES
POWER OF ATTORNEY
PRACTICEWORKS, INC.
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PRACTICEWORKS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
PRACTICEWORKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)
PRACTICEWORKS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PRACTICEWORKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PRACTICEWORKS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS