Form 10-Q
period 2002-03-31
PRACTICEWORKS INC
filed 2002-05-06
CIK 1121786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 11,671,851 as of April 30, 2002.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I—Financial Information
Item 1—	Financial Statements
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3—	Quantitative and Qualitative Disclosures About Market Risk
PART II—Other Information
Item 1—	Legal Proceedings
Item 2—	Changes in Securities and Use of Proceeds
Item 3—	Defaults Upon Senior Securities
Item 4—	Submission of Matters to a Vote of Security Holders
Item 5—	Other Information
Item 6—	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2002	December 31, 2001
ASSETS
Current:
Cash and cash equivalents	$5,613	$6,555
Accounts receivable—trade, net of allowance of $1,374 and $1,408, respectively	6,235	6,306
Other receivables	1,249	1,462
Deferred income tax assets	726	632
Prepaid expenses and other current assets	1,807	1,401

Total current assets	15,630	16,356
Property and equipment, net of accumulated depreciation of $5,910 and $5,195, respectively	6,941	7,123
Goodwill	46,993	45,412
Other intangible assets, net of accumulated amortization of $5,162 and $3,865, respectively	19,637	17,462
Deferred income tax assets	4,631	4,725
Other assets	216	215

	$94,048	$91,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,096	$3,010
Accrued expenses	6,003	6,768
Accrued restructuring costs	764	845
Deferred revenue and customer deposits	12,541	12,476
Current portion of long-term debt	5,358	4,379

Total current liabilities	28,762	27,478
Long-term debt, less current portion	20,480	20,258

Total liabilities	49,242	47,736

Commitments and contingencies
Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series A 6.5% convertible redeemable preferred; $32,000 liquidation preference and redemption value; 32,000 shares issued and outstanding; carrying value includes accrued dividends of $2,217 and $1,697, net of $8,656 and $9,205 unamortized discount	25,561	24,492

Series B 6.0% convertible redeemable preferred; $5,199 and $5,198 liquidation preference and redemption value; 955,779 and 955,593 shares issued and outstanding; carrying value includes accrued dividends of $205 and $126, net of $1,305 and $1,380 unamortized discount	4,099	3,944

Series C convertible redeemable preferred; $3,200 and $5,000 liquidation preference and redemption value; 64,000 and 100,000 shares issued and outstanding; carrying value includes $641 and $767 accretive dividend	3,841	5,767

Stockholders' equity:
Common stock $0.01 par value, 100,000,000 authorized, 11,481,251 and 11,022,743 issued and outstanding	115	110
Additional paid-in capital	37,888	35,518
Deferred compensation	(800)	(821)
Accumulated deficit	(25,666)	(25,428)
Accumulated other comprehensive loss	(232)	(25)

Total stockholders' equity	11,305	9,354

	$94,048	$91,293

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2002	2001
Revenues:
Recurring	$13,231	$8,235
Non-recurring	5,804	3,582

Total revenues	19,035	11,817

Operating expenses:
Purchases for resale	3,010	1,447
Selling, general and administrative	12,826	10,212
Research and development	1,079	726
Amortization of goodwill	—	4,736
Depreciation and amortization of other intangibles	1,663	578
Restructuring and other non-recurring charges	81	2,120
Gain on disposal of fixed assets, net	(22)	—

Total operating expenses	18,637	19,819

Operating income (loss)	398	(8,002)
Interest expense	636	625

Net loss	(238)	(8,627)
Accrued and accretive preferred stock dividends	1,443	333

Net loss available to common stockholders	$(1,681)	$(8,960)

Comprehensive loss:
Net loss	$(238)	$(8,627)
Foreign currency translation adjustments	(207)	(174)

Total comprehensive loss	$(445)	$(8,801)

Per share data—basic and diluted:
Net loss	$(0.02)	$(0.99)
Accrued and accretive preferred stock dividends	(0.13)	(0.04)

Net loss available to common stockholders	$(0.15)	$(1.03)

Weighted average shares outstanding:
Basic and diluted	11,215	8,685

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months Ended March 31,
	2002	2001
CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(238)	$(8,627)
Adjustments to reconcile net loss to cash provided by operating activities:
Restructuring and other non-recurring charges	—	(310)
Depreciation and amortization	1,896	5,314
Provision for doubtful accounts	—	517
Gain on disposal of fixed assets	(22)	—
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	653	266
Prepaid expenses and other current assets	(392)	(90)
Accounts payable and accrued expenses	245	3,414
Deferred revenue and customer deposits	(643)	(436)

Cash provided by operating activities	1,499	48

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(2,192)	(773)
Property and equipment expenditures	(376)	(233)
Cash paid for intangible assets	(734)	(669)
Other	—	(117)

Cash used in investing activities	(3,302)	(1,792)

CASH PROVIDED BY FINANCING ACTIVITIES:
Borrowings of long-term debt	1,282	—
Principal payments on long-term debt	(417)	—
Payment of loan costs	(13)	(183)
Proceeds from exercise of stock options and warrants	21	—
Net cash advances from VitalWorks Inc.	—	344
Proceeds from sale of series C convertible redeemable preferred stock, net	—	4,741

Cash provided by financing activities	873	4,902

Effect of exchange rate changes on cash and cash equivalents	(12)	(2)

Net (decrease) increase in cash and cash equivalents	(942)	3,156
Cash and cash equivalents, beginning of period	6,555	3,979

Cash and cash equivalents, end of period	$5,613	$7,135

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of PracticeWorks common stock for acquisitions	$1,502	$—
Issuance of notes payable for acquisitions	336	—
Issuance of series A convertible redeemable preferred stock for InfoSoft acquisition, net of discount	—	21,000
Issuance of 8,754,937 shares of common stock in exchange for net assets at date of Spin-Off	—	26,600
ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$378	$9

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS—UNAUDITED

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        PracticeWorks, Inc. was incorporated in Delaware on August 10, 2000 as a wholly-owned subsidiary of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001 (the "Distribution Date"), VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks' common stock to its stockholders in a tax-free distribution (the "Spin-Off"). The Spin-Off was effected through the dividend of one share of PracticeWorks common stock for every four shares of VitalWorks common stock held by VitalWorks stockholders of record on February 21, 2001. Immediately prior to the Spin-Off, VitalWorks transferred to PracticeWorks the assets and liabilities of its software-based information technology business for dental, orthodontic and oral and maxillofacial surgery practices, including its interests in all wholly-owned subsidiaries engaged in such business. Results of operations prior to the Spin-Off are those of PracticeWorks, a division of VitalWorks, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term "PracticeWorks" or the "Company" means PracticeWorks, a division of VitalWorks Inc., for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

        The Company is a provider of software-based information technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and, on a more limited basis, in Europe, Canada and Australia. The Company's offerings include practice management applications, recently-introduced cosmetic imaging and digital radiography systems, ongoing maintenance and support and training, electronic data interchange, or EDI, services and other electronic services. These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dental professionals to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment.

        The information presented at March 31, 2002, and for the three months ended March 31, 2002 and 2001 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in PracticeWorks' Annual Report on Form 10-K for the year ended December 31, 2001, (the "Form 10-K"). The results for the period through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of VitalWorks. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2. BUSINESS COMBINATIONS

        As reported in PracticeWorks' Form 10-K, the Company completed four acquisitions in 2001. The aggregate consideration for such acquisitions was approximately $37.5 million, consisting of PracticeWorks series A and B convertible redeemable preferred stock valued at $24.8 million, $5.5 million in cash, $2.6 million in notes payable, $2.3 million in PracticeWorks common stock, and $2.3 million in VitalWorks common stock. The Company recorded total goodwill of $34.7 million.

        In January 2002, the Company completed an acquisition with aggregate cash consideration of approximately $2.2 million, including approximately $100,000 in transaction costs. The results of the acquired entity's operations have been included since the date of acquisition. This acquisition added approximately 700 providers to the customer base in the United Kingdom. The Company identified and assigned a preliminary value and useful life to the following intangible assets:

Capitalized software	$189,000	4 years
Customer maintenance contracts	364,000	8 years
Customer relationships	945,000	10 years

Additionally, the Company recorded total goodwill of $400,000, which will not be deductible for income tax purposes.

        The following unaudited pro forma information presents the results of operations of the Company as if the material acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.

	Three Months Ended March 31,
PRO FORMA AMOUNTS
	2002	2001
	(In thousands, except per share amounts)
Revenues	$19,035	$13,191
Net loss	(238)	(10,433)
Net loss available to common stockholders	(1,681)	(10,766)
Loss per common share—basic and diluted	$(0.15)	$(1.24)

NOTE 3. GOODWILL AMORTIZATION

        In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142, effective January 1, 2002 (see Recent Accounting Pronouncements), the Company ceased the amortization of goodwill. During the three months ended March 31, 2001, the Company recorded $4.7 million, or $0.55 per share, of goodwill amortization.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

        As reported in PracticeWorks' Form 10-K, the Company announced plans in the fourth quarter of 2001 to consolidate substantially all of its domestic operations into one facility. The plan entails the closure of two facilities, reducing the scope of operations in a third facility and termination of approximately 110 employees company wide. The Company added approximately 50 employees in the first quarter of 2002 to absorb the functions of the closed locations. The closed facilities had operating leases with various expiration dates through 2005. The other costs of the restructuring will be substantially paid in the first half of 2002. The following table sets forth changes in the restructuring reserve during the three months ended March 31, 2002:

	Reserve Balance December 31, 2001	Additions/ Adjustments to Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2002
Facility closure and consolidation	$727	$—	$(10)	$717
Compensation costs for severance and other termination benefits	118	(7)	(64)	47

Total	$845	$(7)	$(74)	$764

OTHER NON-RECURRING CHARGES

        During the three months ended March 31, 2002, the Company recorded $88,000 in non-recurring charges related to the 2001 restructuring that were not eligible for accrual at the time the restructuring was announced. During the three months ended March 31, 2001, the Company recorded other non-recurring charges of approximately $2.4 million related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off.

NOTE 5. NOTES PAYABLE AND LONG TERM DEBT

        As previously reported in PracticeWorks' Form 10-K, FINOVA agreed during the fourth quarter of 2001 to defer until maturity the scheduled principal payments that were originally due during the fourth quarter of 2001 and first quarter of 2002.

NOTE 6. STOCKHOLDERS' EQUITY AND PREFERRED STOCK

COMMON STOCK

        The weighted average number of shares outstanding used in computing basic and diluted net loss per share for the three months ended March 31, 2002 and 2001 was 11,214,676 and 8,685,081, respectively. The weighted average number of shares outstanding used in computing diluted net loss for the three months ended March 31, 2002 excludes approximately 1,017,000 shares of common stock issuable upon conversion of the series A preferred stock, approximately 149,000 shares of common stock issuable upon conversion of the series B preferred stock, and approximately 495,000 shares of common stock issuable upon conversion of the series C preferred stock because such inclusion was antidilutive. The weighted average number of shares outstanding used in computing diluted net loss for the three months ended March 31, 2001 excludes approximately 975,000 shares of common stock issuable upon conversion of the series A preferred stock and 482,253 shares of common stock contingently issuable to WebMD Corporation because such inclusion was antidilutive. Potentially dilutive shares for the exercise of options and warrants of approximately 908,000 and 87,000 for the three months ended March 31, 2002 and 2001, respectively, were also excluded from the diluted loss per share calculation, because such inclusion would be antidilutive.

SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK ISSUED TO CRESCENT

        In March 2002, Crescent International Limited ("Crescent") converted 36,000 shares of the series C convertible redeemable preferred stock into 278,126 shares of the Company's common stock. As of March 31, 2002, Crescent owns 64,000 shares of series C convertible redeemable preferred stock. In April 2002, Crescent converted an additional 20,000 preferred shares into 154,515 shares of the Company's common stock.

NOTE 7. SEGMENT INFORMATION

        Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company historically reported results from operations in two segments—recurring revenue and non-recurring revenue. Concurrent with the adoption of SFAS No. 141 and No. 142, and the completion of an acquisition in the United Kingdom in January 2002, the Company revised the segment reporting to more closely align with how the Company is managed. The results from operations are now reported using two segments: United States operations and international operations. The international operations include primarily Europe, and to a much lesser extent, Australia and Canada.

        The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues and operating results.

        Information about the Company's operations by operating segment follows:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	United States	International	Total	United States	International	Total
Revenues	$17,015	$2,020	$19,035	$10,653	$1,164	$11,817
Net (loss) income	(292)	54	(238)	(8,563)	(64)	(8,627)
Total assets	85,247	8,801	94,048	89,303	4,056	93,359

NOTE 8. LEGAL PROCEEDINGS

        Pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off (the "Agreement"), PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against VitalWorks by Joseph Hafner in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit was settled by agreement among the litigants in February 2002, and all claims against VitalWorks have been dismissed with prejudice and without admission of liability or wrongdoing. Under the Agreement, PracticeWorks remains liable for a share of settlement costs over and above insurance coverage. While PracticeWorks and VitalWorks have not yet agreed to a final disposition and allocation of that liability, management of PracticeWorks believes that the ultimate resolution of this matter will not have a material adverse effect on PracticeWorks' financial condition, liquidity or operating results.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling of interests method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of SFAS No. 141 for business combinations consummated subsequent to June 30, 2001 and the remaining provisions were adopted on January 1, 2002.

        SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial test of impairment and be reviewed for impairment at least annually thereafter. Concurrent with adoption of this standard on January 1, 2002, the Company ceased the amortization of goodwill. The Company will complete the initial impairment test on or before June 30, 2002 and will perform the annual impairment test on October 1st of each year.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this standard did not have an impact on the financial statements.

        In May 2001, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in

Opinion 30 will now be used to classify these gains and losses. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        PracticeWorks, Inc. ("PracticeWorks" or "we") is a provider of software-based information technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, recently-introduced cosmetic imaging and digital radiography systems, ongoing maintenance, support, and training, and internet-based services, including electronic data interchange, or EDI, services, business-to-business e-commerce services, and website development and hosting. These applications and services are designed to automate the provider's practice, resulting in greater efficiency, lower costs and higher quality care. As of May 1, 2002, we had an installed base of approximately 72,000 providers, including 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 11,000 providers outside the United States.

        Prior to March 5, 2001, we operated as a division of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution ("Spin-Off") of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders.

        A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off we completed five acquisitions through April 1, 2002. Additionally, we acquired the dental imaging software technology formerly owned by Dicom Imaging Systems, Inc. and we became a preferred distributor for Trophy Dental, the leading manufacturer of dental digital radiography systems and intra-oral X-ray equipment worldwide.

Segment and Market Information

        We have previously reported our results from operations in two segments: recurring revenues and non-recurring revenues. Concurrent with the adoption of SFAS No. 141 and No. 142, and the completion of an acquisition in the United Kingdom in January 2002, we have revised our segment reporting to more closely align with how we manage and view our business. Our results from operations are now reported using two segments: U.S. and international operations. The international operations include primarily Europe, and to a much lesser extent, Australia and Canada.

        Information about the Company's operations by operating segment follows:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	United States	International	Total	United States	International	Total
(In thousands)
Revenues	$17,015	$2,020	$19,035	$10,653	$1,164	$11,817
Net (loss) income	(292)	54	(238)	(8,563)	(64)	(8,627)
Total assets	85,247	8,801	94,048	89,303	4,056	93,359

Consolidated Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

	Three Months Ended March 31,
	2002	Percent of Total	2001	Percent of Total	Dollar Change	Percent Change
(Dollars in thousands)
Recurring	$13,231	69.5%	$8,235	69.7%	$4,996	60.7%
Non-recurring	5,804	30.5	3,582	30.3	2,222	62.0

Total	$19,035	100.0%	$11,817	100.0%	$7,218	61.1

        Total Revenues.    Total revenues for the three months ended March 31, 2002 increased as a result of organic growth of $3.7 million and revenues of $3.5 million attributable to acquisitions, consisting primarily of $2.4 million related to the InfoSoft acquisition completed in the first quarter of 2001.

        Recurring Revenues.    Recurring revenues are derived from contractual arrangements for maintenance and support services and subscriptions to our software and support and from electronic services. Recurring revenues for the three months ended March 31, 2002 increased primarily as a result of increased electronic services revenue of $2.7 million, which includes $1.3 million attributable to acquisitions, increased subscription revenue of $832,000 and increased maintenance revenue of $1.4 million. The increases in subscriptions and electronic services revenues for the three months ended March 31, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is largely acquisition related.

        Non-recurring Revenues.    Non-recurring revenues include one-time sales of licenses and systems, and fees for training and implementation services. Non-recurring revenues for the three months ended March 31, 2002 increased as a result of relatively comparable increases in training and implementation revenues, software sales and sales of hardware. Each of these increases is attributable to growth in our basic business as existing and new customers implement our core practice management applications, primarily by subscription. Hardware revenue growth was also influenced by increased demand from orthodontic customers, the effect of a small acquisition in January and, to a much lesser extent, new digital imaging product offerings.

Costs and Expenses

	Three Months Ended March 31,
	2002	Percent of Sales	2001	Percent of Sales	Dollar Change	Percent Change
(Dollars in thousands)
Purchases for resale	$3,010	15.8%	$1,447	12.2%	$1,563	108.0%
Selling, general and administrative	12,826	67.4	10,212	86.4	2,614	25.6
Research and development	1,079	5.7	726	6.1	353	48.6
Amortization of goodwill	—	—	4,736	40.1	(4,736)	(100.0)
Depreciation and amortization of other intangibles	1,663	8.7	578	4.9	1,085	187.7
Restructuring and other non-recurring charges	81	0.4	2,120	17.9	(2,039)	(96.2)
Interest expense	636	3.3	625	5.3	11	1.8

        Purchases for Resale.    Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Purchases for resale for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, increased primarily due to the growth in electronic services, and to a lesser extent to increased hardware costs related to new cosmetic imaging and digital radiography product offerings. As a percentage of sales, purchases for resale increased primarily as a result of a change in revenue mix reflecting increased electronic services.

        Selling, General and Administrative, or SG&A.    SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense excludes research and development, depreciation and amortization, restructuring and non-recurring charges. SG&A expense for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, increased primarily due to personnel costs of $1.6 million and facility costs of $454,000, both attributable to acquisitions. We also incurred increased marketing and advertising costs of $560,000 related in part to the continuation of the PracticeWorks branding campaign, new product introductions and attendance at industry trade shows, and increased bank charges of $233,000 from monthly customer credit card billings, offset by a decrease in bad debt expense of $517,000 due to improved cash collections and accounts receivable management.

        Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that focus on advancing our core practice management applications and other technologies, developing new products, and enhancing the quality and performance of our classic products. Research and development expense increased for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized for the three months ended March 31, 2002 totaled $388,000 and for the three months ended March 31, 2001 totaled $125,000. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. The higher level of capitalized costs in 2002 compared to 2001 reflects the increase in the number of supported products and the state of development of a variety of projects, including new electronic services applications and major upgrade versions of several practice management applications that are part of our core product offerings.

        Depreciation and Amortization of Other Intangibles.    Depreciation and amortization of other intangibles increased for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due principally to the $1.0 million amortization of acquired technology and capitalized software development costs and depreciation expense of $256,000 from acquired and purchased fixed assets. Goodwill amortization expense ceased as of January 1, 2002.

        Restructuring and Other Non-recurring Charges.    In the three months ended March 31, 2002, restructuring and other non-recurring charges were immaterial, and for the three months ended March 31, 2001, we incurred approximately $2.4 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the spin-off from VitalWorks, offset by a reduction in restructuring costs of $310,000 related to the renegotiation of terminated leased facilities.

        Interest Expense.    Interest expense for the three months ended March 31, 2002 remained consistent compared to the same period of 2001 as the effect of increases in the average outstanding debt in 2002 were offset by decreases in the prime interest rate.

        Income Taxes.    For the three months ended March 31, 2002, we generated pre-tax losses for financial reporting purposes of approximately $238,000 and net operating losses, or NOLs, for tax purposes of approximately $1.7 million. The financial reporting losses differ from the losses for tax purposes primarily due to book versus tax differences in goodwill amortization and depreciation. The effective income tax rate for this period differed from the statutory rate due to state taxes and the recognition of a deferred income tax asset valuation allowance. At March 31, 2002, we have NOL carryforwards totaling $32.8 million that will be available to offset future taxable income. These NOLs expire at various times through 2022.

        Our deferred tax assets at March 31, 2002 relating to temporary differences were approximately $6.2 million. Total deferred tax assets at March 31, 2002, including the NOL carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $19.0 million. As of March 31, 2002, we had recorded a total deferred income tax asset valuation allowance of approximately $13.6 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized.

        We reported net deferred tax assets at March 31, 2002 of approximately $5.4 million, essentially representing amounts attributable to us based solely on reversing temporary differences as recorded by VitalWorks through the spin-off date. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements since projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the unreserved portion of our deferred tax assets will be realized based on our financial projections, sales backlog, continued quarter-over-quarter operational improvements across all business lines for each of the fiscal quarters of 2001 and the first quarter of 2002, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

        Net Loss.    As a result of the foregoing, we had a net loss of $238,000 for the three months ended March 31, 2002, compared to a net loss of $8.6 million for the three months ended March 31, 2001.

        Accrued and Accretive Dividends on Preferred Stock.    For the three months ended March 31, 2002, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.1 million to recognize the 6.5% dividend and amortization of the $11.0 million estimated valuation discount, as compared to $281,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded accrued and accretive dividends of $153,000 related to the series B convertible redeemable preferred stock that was not outstanding during for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded accretive dividends of $220,000 related to the series C convertible redeemable preferred stock, as compared to $51,000 for the three months ended March 31, 2001. The series A and series C convertible preferred stock were each outstanding for approximately one month during the three-month period ended March 31, 2001.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund:

  •
  acquisitions;

  •
  working capital;

  •
  software development costs; and

  •
  capital expenditures for furniture, fixtures and equipment.

        At March 31, 2002, we had total cash and cash equivalents of $5.6 million and a working capital deficit of $13.1 million (including the effect of deferred revenue and customer deposits of $12.5 million). Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2002, an improvement from $48,000 for the same period in 2001. The improvement in operating cash flow results from the growth in recurring revenue attributable to our change to a subscription pricing model, operating savings attributable to the successful integration of the completed acquisitions and increased growth of our business. Operating cash flow has been favorably impacted by the increased number of our customers' transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collections, as evidenced by the decrease in days sales outstanding from 58 at March 31, 2001 to 29 at March 31, 2002.

        For each of the periods presented, the majority of our cash used for investing has been for acquisitions. The remainder of our investing activities has consisted of capital expenditures for equipment, software development costs and other intangibles. In the first quarter of 2002 we completed a small acquisition and funded the $2.2 million purchase price from proceeds of borrowings together with our current cash balance. For the remainder of 2002 we expect to incur capital expenditures of $1.9 million related to property and equipment and $800,000 related to capitalized software, and we plan to fund these additions from operating cash flows.

        During 2002 our financing activities consisted primarily of a borrowing related to the small acquisition completed in January and, to a lesser extent, payments on notes payable. During 2001 our financing activities consisted primarily of the sale of our preferred stock, the proceeds of which were used to fund our acquisitions and operations.

        During the fourth quarter of 2001, FINOVA Capital Corporation ("FINOVA"), our primary lender, agreed to defer the scheduled principal payment that was originally due during the first quarter of 2002. Principal payments of 5.0% per quarter commenced in the second quarter of 2002, and the remaining outstanding balance under the facility will be due in full on June 30, 2003.

        We have three series of preferred stock outstanding. The series A shares have a liquidation preference of $32.0 million, accrue dividends at 6.5% per annum are convertible into our common stock at a conversion price of $33.64 per share (or approximately 1.0 million shares at March 31, 2002) and are redeemable at the option of the holder after March 7, 2006. The series B shares have a liquidation preference of $5.2 million, accrue dividends at 6.0% per annum and are convertible into our common stock at the then applicable conversion price (or approximately 149,000 shares at March 31, 2002). The shares are redeemable at the option of the holder after August 8, 2006. At March 31, 2002, the series C shares have a liquidation preference of $3.2 million, do not accrue dividends and may be converted based on a floating conversion price that is a function of the closing price of our common stock. After giving effect to the two conversions discussed below, the series C may be converted into approximately 340,000 shares of our common stock. If the series C shares have not been converted after March 5, 2005 the holders may require us to redeem them at 175% of the liquidation preference, or $3.9 million.

        On March 15, 2002, Crescent International Limited ("Crescent") holders of the series C preferred stock, converted 36,000 shares of their holding into approximately 278,000 shares of our common stock. In April 2002, Crescent converted an additional 20,000 shares into approximately 155,000 shares of our common stock.

        Assuming our preferred stock issuances are not converted, our future contractual cash obligations, excluding interest and dividends, are as follows:

	2002 (April-December)	2003	2004	2005		2006
(In thousands)
FINOVA	$3,248	$18,404	$—	$—		$—
Other long-term debt	697	760	668	159		151
Capital lease obligations	114	89	29	2
Operating leases	1,328	1,609	1,501	1,243		1,184
Preferred stock	—	—	—	3,850	(a)	37,199

Total	$5,387	$20,862	$2,198	$5,254		$38,534

  (a)
  Gives effect to the conversion of 36,000 shares in March 2002 and 20,000 shares in April 2002 of series C preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.

The new standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Acquired intangible assets will be required to be recognized apart from goodwill if the acquired intangible assets meet certain criteria. Other intangible assets will continue to be amortized over their useful lives. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests.

        Pursuant to SFAS No. 142, we did not amortize the goodwill generated from any acquisitions closed subsequent to July 1, 2001. Additionally, on January 1, 2002, we discontinued the amortization of the goodwill generated from acquisitions closed prior to July 1, 2001. For the three months ended March 31, 2001, goodwill amortization expense amounted to $4.7 million, or $0.55 per share. As required by these new standards, we will complete the initial test of potential goodwill impairment on or before June 30, 2002 and will perform our annual impairment test on October 1st of each year.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of this statement did not have an impact on our earnings and financial position.

        In May 2001, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.6 million of PracticeWorks' outstanding debt at March 31, 2002 related to long-term indebtedness under our credit facility with FINOVA. Amounts outstanding bear interest equal to a margin plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. and a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The rate base is incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $216,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2002. We do not trade in derivative financial instruments.

        We also conduct operations in the United Kingdom, Sweden, Canada and Australia. Accordingly, we are subject to risk from exchange rate fluctuations between such local currencies and the U.S. dollar. For the three months ended March 31, 2002 and 2001, 11% and 10% of our total revenues, respectively, were earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any currency hedging activities.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholder's equity. As of March 31, 2002, we have recorded a cumulative translation adjustment of $232,000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, we are involved in various legal proceedings incident to the ordinary course of our business. We are not a party to any material legal proceedings, and we are unaware of any contemplated material actions against us. The litigation filed by Joseph Hafner against VitalWorks, Inc. (formerly InfoCure Corporation) on June 21, 2000, which litigation is described in more detail in our Form 10-Q for the quarter ended March 31, 2001, and with respect to which we assumed liability in our spin-off, was settled by agreement among the plaintiff, VitalWorks and its insurers in February 2002. All claims against VitalWorks have been dismissed with prejudice and without admission of liability or wrongdoing, and management believes that PracticeWorks' contribution to costs of settlement over insurance coverage will not have a material adverse effect on its financial condition, liquidity or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        None.

        (b) Reports on Form 8-K:

        On April 10, 2002, the Company filed a Current Report on Form 8-K reporting a change in certifying accountants under Item 4.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May, 2002.

PRACTICEWORKS, INC.
/s/ JAMES K. PRICE James K. Price President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES A. COCHRAN James A. Cochran Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K