Form 10-Q
period 2002-06-30
PRACTICEWORKS INC
filed 2002-08-14
CIK 1121786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

                The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 17,619,051 as of July 31, 2002.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2002	2001

ASSETS
Current:
Cash and cash equivalents	$27,980	$6,555
Accounts receivable-trade, net of allowance of $611 and $1,408, respectively	6,664	6,306
Other receivables	1,409	1,462
Deferred income tax assets	390	632
Prepaid expenses and other current assets	1,537	1,401
Total current assets	37,980	16,356
Property and equipment, net of accumulated depreciation of $6,597 and $5,195, respectively	6,521	7,123
Goodwill	48,458	45,412
Other intangible assets, net of accumulated amortization of $5,159 and $3,865, respectively	18,241	17,462
Deferred income tax assets	4,967	4,725
Investment in and advances to affiliate	4,550	-
Other assets	1,293	215
	$122,010	$91,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,642	$3,010
Accrued expenses	5,471	6,768
Accrued restructuring costs	404	845
Deferred revenue and customer deposits	12,430	12,476
Current portion of long-term debt	1,077	4,379
Total current liabilities	23,024	27,478
Long-term debt, less current portion	2,832	20,258
Other liabilities	742	-
Total liabilities	26,598	47,736

Commitments and contingencies

Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series A 6.5% convertible redeemable preferred; 2001 liquidation preference and redemption value $32,000; shares issued and outstanding 0 and 32,000, 2001 carrying value includes accrued dividends of $1,697 and is net of $9,205 unamortized discount	-	24,492
Series B 6.0% convertible redeemable preferred; liquidation preference and redemption value $5,199 and $5,198; shares issued and outstanding 955,779 and 955,593; carrying value includes accrued dividends of $285 and $126 and is net of $1,230 and $1,380 unamortized discount	4,254	3,944
Series C convertible redeemable preferred; 2001 liquidation preference and redemption value $5,000; shares issued and outstanding 0 and 100,000; 2001 carrying value includes $767 accrued redemption premium	-	5,767

Stockholders' equity:
Common stock $0.01 par value, 100,000,000 authorized, 17,561,895 and 11,022,743 issued and outstanding	176	110
Additional paid-in capital	116,631	35,518
Deferred compensation	(779)	(821)
Accumulated deficit	(24,861)	(25,428)
Accumulated other comprehensive loss	(9)	(25)
Total stockholders' equity	91,158	9,354

	$122,010	$91,293

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
Recurring	$13,644	$10,415	$26,875	$18,650
Non-recurring	7,291	4,641	13,095	8,223
Total revenues	20,935	15,056	39,970	26,873

Operating expenses:
Purchases for resale	3,850	1,914	6,860	3,361
Selling, general and administrative	12,433	12,324	25,259	22,536
Research and development	848	301	1,927	1,027
Amortization of goodwill	-	5,946	-	10,682
Depreciation and amortization of other intangibles	1,838	1,017	3,479	1,595
Restructuring and other non-recurring (credits) charges	(224)	64	(143)	2,184
Total operating expenses	18,745	21,566	37,382	41,385

Operating income (loss)	2,190	(6,510)	2,588	(14,512)

Interest expense:
Interest expense	497	487	1,133	1,112
Other interest expense - debt extinguishment costs	889	-	889	-
Total interest expense	1,386	487	2,022	1,112

Net income (loss)	804	(6,997)	566	(15,624)

Dividends:
Accrued and accretive preferred stock dividends	1,111	1,317	2,554	1,650
Deemed dividend related to redemption of series A preferred stock	7,625	-	7,625	-
Total dividends	8,736	1,317	10,179	1,650

Net loss available to common stockholders	$(7,932)	$(8,314)	$(9,613)	$(17,274)

Comprehensive income (loss):
Net income (loss)	$804	$(6,997)	$566	$(15,624)
Foreign currency translation adjustments	223	(206)	16	(380)

Total comprehensive income (loss)	$1,027	$(7,203)	$582	$(16,004)

Per share data:

Net income (loss):
Basic	$0.06	$(0.77)	$0.05	$(1.76)
Diluted	0.06	(0.77)	0.04	(1.76)

Dividends:
Basic and diluted	(0.68)	(0.15)	(0.85)	(0.19)

Net loss available to common stockholders:
Basic and diluted	(0.62)	(0.92)	(0.80)	(1.95)

Weighted average shares outstanding used in computing per share data:
Basic	12,873	9,036	12,055	8,860
Diluted	14,575	9,036	13,361	8,860

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months Ended
	June 30,
	2002	2001

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$566	$(15,624)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Restructuring and other non-recurring charges	-	(944)
Depreciation and amortization	4,814	12,277
Provision for doubtful accounts	(50)	697
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	(680)	913
Prepaid expenses and other current assets	(123)	(156)
Accounts payable and accrued expenses	(1,158)	2,643
Deferred revenue and customer deposits	(20)	(67)
Cash provided by (used in) operating activities	3,349	(261)

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(3,001)	(2,413)
Property and equipment expenditures	(850)	(444)
Cash paid for intangible assets	(1,487)	(2,238)
Investment in and advances to affiliate	(4,545)	-
Other	(80)	(123)
Cash used in investing activities	(9,963)	(5,218)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	63,867	1,410
Principal payments on long-term debt	(22,436)	(54)
Redemption of series A preferred stock	(15,000)	-
Borrowings of long-term debt	1,282	-
Proceeds from exercise of stock options and warrants	334	-
Proceeds from sale of series C preferred stock, net	-	4,741
Net cash advances from VitalWorks Inc.	-	344
Payment of loan costs	-	(183)
Other	24	-
Cash provided by financing activities	28,071	6,258

Effect of exchange rate changes on cash and cash equivalents	(32)	(10)

Net increase in cash and cash equivalents	21,425	769
Cash and cash equivalents, beginning of period	6,555	3,979
Cash and cash equivalents, end of period	$27,980	$4,748

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock and warrant for redemption of series A preferred stock	$19,053	$-
Issuance of common stock for acquisitions	1,502	-
Issuance of notes payable for acquisitions	336	771
Issuance of series A preferred stock for InfoSoft acquisition, net of discount	-	21,000
Issuance of 8,754,937 shares of common stock in exchange for net assets at date of Spin-Off	-	26,600

ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$1,046	$165

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

                PracticeWorks, Inc. is a provider of software-based information technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and, on a more limited basis, in Europe, Canada and Australia. The Company’s offerings include practice management applications, recently-introduced cosmetic imaging and digital radiography systems, ongoing maintenance and support and training, electronic data interchange, or EDI, services and other electronic services. These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dental professionals to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment.

Prior to March 5, 2001, PracticeWorks, Inc. operated as a division of VitalWorks Inc. (“VitalWorks”), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution (“Spin-Off”) of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. For purposes of these financial statements the term “PracticeWorks” or the “Company” means PracticeWorks, a division of VitalWorks, for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

                The information presented at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with  accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto included in PracticeWorks’ Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”). The results for the period through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of VitalWorks. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2. BUSINESS COMBINATIONS

                As reported in PracticeWorks’ Form 10-K, the Company completed four acquisitions in 2001. The aggregate consideration for such acquisitions was approximately $37.5 million, consisting of PracticeWorks series A and B convertible redeemable preferred stock valued at $24.8 million, $5.5 million in cash, $2.6 million in notes payable, $2.3 million in PracticeWorks common stock, and $2.3 million in VitalWorks common stock. The Company recorded total goodwill of $34.7 million.

                In January 2002, the Company completed an acquisition with aggregate cash consideration of approximately $2.2 million, including approximately $100,000 in transaction costs. The results of the acquired entity’s operations have been included since the date of acquisition. This acquisition added approximately 700 providers to the customer base in the United Kingdom. The Company identified and assigned a preliminary value and useful life to the following intangible assets:

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

(In thousands, except per share data)	Six Months Ended June 30, 2001

PRO FORMA AMOUNTS

Revenue	$28,247

Net loss	(16,717)

Net loss available to common stockholders	(19,080)

Net loss available to common stockholders per share — basic and diluted	(2.15)

NOTE 3. GOODWILL AMORTIZATION

In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, effective January 1, 2002 (see Recent Accounting Pronouncements), the Company ceased the amortization of goodwill. Had this Standard been applicable to the prior periods presented herein, amortization of goodwill would have been reduced by $5.9 million and $10.7 million for the three and six months ended June 30, 2001, respectively. The following table presents net loss and net loss available to common stockholders together with applicable earnings per share information as if the new accounting standard had been adopted as of the dates presented. Additionally, the table presents a reconciliation of these adjusted amounts to the amounts previously reported.

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001
	(In thousands, except per share data)
Net loss, as previously reported	$(6,997)	$(15,624)
Goodwill amortization, net of tax	5,946	10,682
Net loss, as adjusted	(1,051)	(4,942)
Accrued and accretive preferred dividends	1,317	1,650
Net loss available to common stockholders, as adjusted	$(2,368)	$(6,592)

Per share data — basic and diluted, as adjusted
Net loss, as previously reported	$(0.77)	$(1.76)
Goodwill amortization, net of tax	0.66	1.21
Net loss, as adjusted	(0.11)	(0.55)
Accrued and accretive preferred dividends	(0.15)	(0.19)
Net loss available to common stockholders, as adjusted	$(0.26)	$(0.74)

NOTE 4.  INVESTMENT IN AND ADVANCES TO AFFILIATE

                In June 2002, the Company acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, for $1.0 million.  Additionally, the Company advanced $3.5 million in the form of a loan, half of which the Company expects to be repaid when PracticeWares enters into a financing arrangement with a senior lender.  The Company also has the option, under certain conditions, to acquire the remaining equity interest in PracticeWares it does not own.  The investment is being accounted for using the equity method of accounting.  The Company’s share of the results of operations for PracticeWares for the current period were immaterial.

In connection with the investment, the Company entered into a long-term distribution agreement with PracticeWares under which PracticeWares will be able to offer its dental supplies to PracticeWorks customers in exchange for royalty payments to the Company on these sales.  PracticeWares also entered into a long-term license agreement with the Company for the use of its e-commerce software.

NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

                As reported in PracticeWorks’ Form 10-K for the year ended December 31, 2001, the Company announced plans in the fourth quarter of 2001 to consolidate substantially all of its domestic operations into one facility. The plan entailed the closure of two facilities, reducing the scope of operations in a third facility and termination of approximately 110 employees company wide. The Company added 50 employees in Atlanta in the first quarter of 2002 to absorb the functions of the closed locations. During the second quarter of 2002, the Company negotiated to terminate the lease of a closed facility and recorded a reduction in the restructuring reserve of $220,000.  The remaining closed facilities have operating leases with various expiration dates through 2005. The other costs of the restructuring were paid in the first half of 2002. The following table sets forth changes in the restructuring reserve during the three and six months ended June 30, 2002:

	Reserve Balance December 31, 2001	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2002	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2002
	(In thousands)
Facility closure and consolidation	$727	$—	$(10)	$717	$(220)	$(93)	$404
Compensation costs for severance and other termination benefits	118	(7)	(64)	47	2	(49)	—

Total	$845	$(7)	$(74)	$764	$(218)	$(142)	$404

OTHER NON-RECURRING CHARGES

                During the three and six months ended June 30, 2002, the Company recorded a nominal amount of non-recurring credits and charges related to the 2001 restructuring that were not eligible for accrual at the time the restructuring was announced. During the three and six months ended June 30, 2001, the Company recorded other non-recurring charges of approximately $698,000 and $3.1 million, respectively, related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off.  These charges were offset by reductions of $634,000 and $944,000, for the three and six months ended June 30, 2001, respectively, for the negotiation to terminate the lease of a closed facility and reductions in severance and other termination benefits resulting from the early departure of employees eligible to receive these payments.

NOTE 6. DEBT EXTINGUISHMENT COSTS

In June 2002, the Company completed a public offering of its common stock (the “Offering”) and with a portion of the proceeds repaid all of its outstanding debt to its senior lender, FINOVA Capital Corporation (“FINOVA”).  Consequently, the Company incurred debt extinguishment costs of approximately $889,000 representing the write-off of unamortized loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with SFAS No. 145 (see Note 10).

NOTE 7. STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

COMMON STOCK

Basic earnings per share is computed on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share is based on the weighted-average number of shares outstanding plus net incremental shares arising out of stock options, warrants and convertible securities outstanding.  The following table is a reconciliation of the weighted-average share amounts used in calculating earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
In thousands

Basic common shares outstanding	12,873	9,036	12,055	8,860

Dilutive effect of common stock options and warrants	1,702	—	1,306	—

Diluted common shares outstanding	14,575	9,036	13,361	8,860

For the three months ended June 30, 2002, approximately 214,000 shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, because the exercise prices were above the average market price.  Additionally, the diluted number of shares excludes approximately 151,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.  For the three months ended June 30, 2001, approximately 3.8 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, of which 3.5 million were excluded because the exercise prices were above the average market price .  Additionally, the diluted number of shares excludes approximately 975,000 shares of common stock issuable upon conversion of the series A preferred stock and approximately 482,000 shares of common stock contingently issuable to WebMD Corporation, because such inclusion was antidilutive.

For the six months ended June 30, 2002, approximately 1.2 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, because the exercise prices were above the average market price.  Additionally, the diluted number of shares excludes approximately 151,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.  For the six months ended June 30, 2001, approximately 3.8 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, of which 3.5 million were excluded because the exercise prices were above the average market price .  Additionally, the diluted number of shares excludes approximately 975,000 shares of common stock issuable upon conversion of the series A preferred stock and approximately 482,000 shares of common stock contingently issuable to WebMD Corporation, because such inclusion was antidilutive.

In June 2002, the Company completed a public offering of 4,523,026 shares of its common stock, priced at $15.50 per share, of which 3,750,000 shares were offered by the Company and 773,026 shares were offered by existing stockholders.  At the closing, the Company also sold an additional 678,454 shares pursuant to the exercise by the underwriters of their over-allotment option. As a result, the Company received proceeds of $63.9 million (net of underwriting discounts and other expenses of the offering).  The Company used $20.6 million of the proceeds to repay the outstanding balance on its credit facility and $15.0 million as partial consideration for the redemption of its series A preferred stock.  The balance of the proceeds will be used to fund working capital requirements and for general corporate purposes and to pursue possible acquisitions or strategic investments in complementary businesses, technologies and products.

WARRANTS

                As previously disclosed in the Form 10-K, the Company issued to FINOVA warrants to purchase approximately 198,000 shares of common stock.  In May 2002, FINOVA exercised all of its warrants in a cashless transaction and the Company issued approximately 105,000 shares of common stock.

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

                In June 2002, in connection with the Offering, the Company redeemed the series A preferred stock.  The Company paid $15.0 million in cash, issued 967,742 shares of common stock valued at $15.0 million and issued a warrant to purchase 450,000 shares of common stock that had a fair value of approximately $4.1 million.  The Company recorded a deemed dividend of $7.6 million in conjunction with the redemption of these shares.

SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

In March 2002, Crescent International Limited (“Crescent”) converted 36,000 shares of the series C preferred stock into 278,126 shares of the Company’s common stock. In April 2002, Crescent converted an additional 20,000 preferred shares into 154,515 shares of the Company’s common stock.  In June 2002, Crescent converted its remaining 44,000 preferred shares into 339,932 shares of the Company’s common stock.  The Company no longer has any series C preferred stock outstanding.

NOTE 8. SEGMENT INFORMATION

                SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company historically reported results from operations in two segments: recurring revenue and non-recurring revenue. Concurrent with the adoption of SFAS No. 141 and No. 142, and the completion of an acquisition in the United Kingdom in January 2002, the Company revised the segment reporting to more closely align with how the Company is managed by the Chief Operating Decision Maker. The results from operations are now reported using two segments: United States operations and international operations. The international operations include primarily Europe, and to a much lesser extent, Australia and Canada.

The Company’s President and Chief Executive Officer evaluates performance based on measures of segment revenues and operating results.

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$19,033	$1,902	$20,935	$13,848	$1,208	$15,056

Net income (loss)	757	47	804	(6,496)	(501)	(6,997)

Total assets	114,701	7,309	122,010	82,828	5,071	87,899

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$36,048	$3,922	$39,970	$24,501	$2,372	$26,873

Net income (loss)	365	201	566	(15,131)	(493)	(15,624)

Total assets	114,701	7,309	122,010	82,828	5,071	87,899

NOTE 9. LEGAL PROCEEDINGS

Pursuant to the Agreement and Plan of Distribution, executed in connection with the Spin-Off (the “Agreement”), PracticeWorks agreed to assume any and all contingent liability arising from the definitive resolution of the litigation filed on June 21, 2000 against VitalWorks by Joseph Hafner in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit was settled by agreement among the litigants in February 2002, and all claims against VitalWorks have been dismissed with prejudice and without admission of liability or wrongdoing. Under the Agreement, PracticeWorks remained liable for a share of settlement costs over and above insurance coverage. PracticeWorks and VitalWorks have agreed on the final disposition and allocation of that liability and the resolution was immaterial to the financial statements.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations,” and eliminates the pooling of interests method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of SFAS No. 141 for business combinations consummated subsequent to June 30, 2001 and the remaining provisions were adopted on January 1, 2002.

SFAS No. 142 supercedes APB No. 17, “Intangible Assets,” and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial test of impairment and be reviewed for impairment at least annually thereafter. Concurrent with adoption of this Standard on January 1, 2002, the Company ceased the amortization of goodwill. The Company completed the initial impairment test during the second quarter of 2002 and no impairment was recorded.  The Company will perform the annual impairment test as of October 1 of each year.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of this Standard did not have an impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. The Company adopted this Standard effective April 1, 2002.  The Company recorded debt extinguishment costs in conjunction with the repayment of the credit facility with FINOVA (see Note 6) in accordance with this Standard.

                    In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PracticeWorks, Inc. (“PracticeWorks” or “we”) is a provider of software-based information technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, recently-introduced cosmetic imaging and digital radiography systems, ongoing maintenance, support, and training, and internet-based services, including electronic data interchange, or EDI, services, business-to-business e-commerce services, and website development and hosting. These applications and services are designed to automate the provider’s practice, resulting in greater efficiency, lower costs and higher quality care. As of June 30, 2002, we had an installed base of approximately 72,000 providers, including 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 11,000 providers outside the United States.

Prior to March 5, 2001, we operated as a division of VitalWorks Inc. (“VitalWorks”), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution (“Spin-Off”) of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders.

A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off, we completed five acquisitions through June 30, 2002. Additionally, we acquired the dental imaging software technology formerly owned by Dicom Imaging Systems, Inc., and we became the preferred U.S. distributor for Trophy Dental, the leading manufacturer of dental digital radiography systems and intra-oral X-ray equipment worldwide.  In June 2002, we acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, and entered into a distribution agreement under which PracticeWares will offer its dental supplies to our customers.

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

Information about our operations by operating segment follows (in thousands):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$19,033	$1,902	$20,935	$13,848	$1,208	$15,056

Net income (loss)	757	47	804	(6,496)	(501)	(6,997)

Total assets	114,701	7,309	122,010	82,828	5,071	87,899

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$36,048	$3,922	$39,970	$24,501	$2,372	$26,873

Net income (loss)	365	201	566	(15,131)	(493)	(15,624)

Total assets	114,701	7,309	122,010	82,828	5,071	87,899

Consolidated Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Revenues (Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,
		Percent		Percent	Dollar	Percent		Percent		Percent	Dollar	Percent
	2002	of total	2001	of total	change	change	2002	of total	2001	of total	change	change

Recurring	$13,644	65.2%	$10,415	69.2%	$3,229	31.0%	$26,875	67.2%	$18,650	69.4%	$8,225	44.1%
Non-recurring	7,291	34.8	4,641	30.8	2,650	57.1	13,095	32.8	8,223	30.6	4,872	59.2
Total	$20,935	100.0%	$15,056	100.0%	$5,879	39.0	$39,970	100.0%	$26,873	100.0%	$13,097	48.7

Total Revenues.    Total revenues for the three months ended June 30, 2002 increased as a result of organic growth of $5.4 million and revenues of $500,000 attributable to acquisitions completed in the third quarter of 2001 and the first quarter of 2002.  Total revenues for the six months ended June 30, 2002 increased as a result of organic growth of $9.1 million and revenues of $4.0 million attributable to acquisitions, consisting primarily of $2.4 million related to the InfoSoft acquisition completed in the first quarter of 2001.

Recurring Revenues.    Recurring revenues are derived from contractual arrangements for maintenance and support services and subscriptions to our software and support and from electronic services. Recurring revenues for the three months ended June 30, 2002 increased primarily as a result of increased electronic services revenue of $1.5 million, increased subscription revenue of $900,000 and increased maintenance revenue of $880,000. The increases in subscriptions and electronic services revenues for the three months ended June 30, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is attributable equally to acquisitions and organic growth.

Recurring revenues for the six months ended June 30, 2002 increased primarily as a result of increased electronic services revenue of $4.2 million, which includes $1.3 million attributable to acquisitions, increased subscription revenue of $1.7 million and increased maintenance revenue of $2.3 million. The increases in subscriptions and electronic services revenues for the six months ended June 30, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is largely acquisition related.

Non-recurring Revenues.    Non-recurring revenues include one-time sales of licenses and systems, and fees for training and implementation services. Non-recurring revenues for the three months ended June 30, 2002 increased primarily as a result of our new digital imaging product offerings including related hardware and, to a lesser extent, increases in training and implementation revenues.  These increases are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications, primarily by subscription.

Non-recurring revenues for the six months ended June 30, 2002 increased as a result of relatively comparable increases in training and implementation revenues and software sales attributable to growth in our basic business as existing and new customers implement our core practice management applications, primarily by subscription. Revenue growth was also influenced by increased demand during the first quarter of 2002 from orthodontic customers and increased demand during the second quarter of 2002 for our new digital imaging product offerings.

Costs and Expenses (Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,
		Percent		Percent	Dollar	Percent		Percent		Percent	Dollar	Percent
	2002	of sales	2001	of sales	change	change	2002	of sales	2001	of sales	change	change

Purchases for resale	$3,850	18.4%	$1,914	12.7%	$1,936	101.1%	$6,860	17.2%	$3,361	12.5%	$3,499	104.1%
Selling, general and administrative	12,433	59.4	12,324	81.9	109	0.9	25,259	63.2	22,536	83.9	2,723	12.1
Research and development	848	4.1	301	2.0	547	181.7	1,927	4.8	1,027	3.8	900	87.6
Amortization of goodwill	—	—	5,946	39.5	(5,946)	(100.0)	—	—	10,682	39.7	(10,682)	(100.0)
Depreciation and amortization of other intangibles	1,838	8.8	1,017	6.8	821	80.7	3,479	8.7	1,595	5.9	1,884	118.1
Restructuring and other non-recurring charges	(224)	(1.1)	64	0.4	(288)	(450.0)	(143)	(0.4)	2,184	8.1	(2,327)	(106.5)
Total interest expense	1,386	6.6	487	3.2	899	184.6	2,022	5.1	1,112	4.1	910	81.8

Purchases for Resale.    Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Purchases for resale for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, increased primarily due to the growth in electronic services, and, to a slightly lesser extent, increased costs related to new digital radiography product offerings. As a percentage of sales, purchases for resale increased primarily as a result of a change in revenue mix reflecting increased electronic services and our new imaging product offerings.

Similarly, purchases for resale for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, increased primarily due to the growth in electronic services, and, to a slightly lesser extent, increased hardware costs related to new cosmetic imaging and digital radiography product offerings. As a percentage of sales, purchases for resale increased primarily as a result of a change in revenue mix reflecting increased electronic services and our new imaging product offerings.

Selling, General and Administrative, or SG&A.    SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense excludes research and development, depreciation and amortization, restructuring and non-recurring charges. SG&A expense for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, increased primarily due to overall growth in the business including the net effect of acquisitions that increased personnel costs $313,000 and facility costs $102,000.  Bank charges increased $102,000 reflecting increased volume and increased use of customer credit card billings. These increases were offset by a decrease in bad debt expense of $330,000 due to improved cash collections and accounts receivable management and decreased commission expense of $127,000 related to the termination of certain VAR arrangements during 2001.

SG&A expense for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, increased primarily due to personnel costs of $1.9 million and facility costs of $473,000, both attributable primarily to acquisitions and net of restructuring efforts. We also incurred increased marketing and advertising costs of $380,000 related in part to the continuation of the PracticeWorks branding campaign, new product introductions and attendance at industry trade shows and increased bank charges of $335,000 from monthly customer credit card billings, offset by a decrease in bad debt expense of $847,000 due to improved cash collections and accounts receivable management and decreased travel of $113,000 as a result of the 2001 restructuring.

                Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that focus on advancing our core practice management applications and other technologies, developing new products, and enhancing the quality and performance of our classic products. Research and development expense increased for the three months ended June 30, 2002, compared to the same period in 2001, primarily due to an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized for the three months ended June 30, 2002 totaled $401,000 and for the three months ended June 30, 2001 totaled $430,000.

Similarly, research and development expense increased for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized for the six months ended June 30, 2002 totaled $792,000 and for the six months ended June 30, 2001 totaled $546,000.

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

                Depreciation and Amortization of Other Intangibles.    Depreciation and amortization of other intangibles increased for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, due principally to $645,000 and $1.5 million, respectively, in amortization of acquired technology and capitalized software development costs, and $202,000 and $458,000, respectively, in depreciation of acquired and purchased fixed assets. Amortization of goodwill ceased as of January 1, 2002 but was $5.9 million and $10.7 million for the three and six months ended June 30, 2001, respectively.

                Restructuring and Other Non-recurring Charges.    In the three months ended June 30, 2002, we recorded a reduction in restructuring and other non-recurring charges of $224,000 primarily related to the negotiation to terminate the lease of a closed facility, and for the three months ended June 30, 2001, we incurred approximately $698,000 in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the spin-off from VitalWorks, offset by a reduction in restructuring costs of $264,000 related to the negotiation to terminate the lease of a closed facility and $370,000 reduction in severance and other termination benefits resulting from the early departure of employees eligible to receive these payments.

In the six months ended June 30, 2002, we recorded a reduction in restructuring and other non-recurring charges of $143,000 primarily related to the negotiation during the second quarter of 2002 to terminate the lease of a closed facility, and for the six months ended June 30, 2001, we incurred approximately $3.1 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the spin-off from VitalWorks, offset by a reduction in restructuring costs of $944,000 related to the negotiation to terminate various leases of closed facilities and reduction in severance and other termination benefits resulting from the early departure of employees eligible to receive these payments.

                Debt Extinguishment Costs.  In conjunction with our recently completed offering and the extinguishment of our credit facility, we recorded a charge of $889,000 to write-off the carrying value of our unamortized loan costs.

                Interest Expense.    Interest expense for the three and six months ended June 30, 2002 remained consistent compared to the same periods of 2001 as the effect of slight increases in the average outstanding debt in 2002 were offset by decreases in the prime interest rate.

                Income Taxes.    For all periods presented we did not record a provision for income taxes.  For the three and six months ended June 30, 2002, we generated pre-tax income for financial reporting purposes of approximately $804,000 and $566,000 and net operating losses, or NOLs, for tax purposes of approximately $1.2 million and $2.8 million, respectively. The financial reporting results differ from those for tax purposes primarily due to book versus tax differences in goodwill amortization and depreciation. The effective income tax rate for this period differed from the statutory rate due to state income taxes and the recognition of a deferred income tax asset valuation allowance. At June 30, 2002 we have NOL carryforwards totaling $34.0 million that will be available to offset future taxable income. These NOLs expire at various times through 2022.

                Our deferred tax assets at June 30, 2002 relating to temporary differences were approximately $5.4 million. Total deferred tax assets at June 30, 2002, including the NOL carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $18.7 million. As of June 30, 2002, we had recorded a total deferred income tax asset valuation allowance of approximately $13.3 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized.

                We reported net deferred tax assets at June 30, 2002 of approximately $5.4 million, essentially representing amounts attributable to us based solely on reversing temporary differences as recorded by VitalWorks through the spin-off date. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements since projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the unreserved portion of our deferred tax assets will be realized based on our financial projections, sales backlog, continued quarter-over-quarter operational improvements across all business lines for each of the fiscal quarters of 2001 and 2002, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

                Net Income (Loss).    As a result of the foregoing, we had net income of $804,000 and $566,000 for the three and six months ended June 30, 2002, compared to a net loss of $7.0 million and $15.6 million for the three and six months ended June 30, 2001, respectively.

                Accrued and Accretive Dividends on Preferred Stock.    For the three months ended June 30, 2002, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $867,000 to recognize the 6.5% dividend and amortization of the $11.0 million estimated valuation discount, as compared to $1.1 million for the three months ended June 30, 2001. Additionally, during the three months ended June 30, 2002 we recorded a charge of $7.6 million as a result of the redemption of all of our series A convertible redeemable preferred stock.  For the three months ended June 30, 2002, we recorded accrued and accretive dividends of $156,000 related to the series B convertible redeemable preferred stock that was not outstanding during the three months ended June 30, 2001. For the three months ended June 30, 2002, we recorded accretive dividends of $88,000 related to the series C convertible redeemable preferred stock, as compared to $247,000 for the three months ended June 30, 2001.

For the six months ended June 30, 2002, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.9 million to recognize the 6.5% dividend and amortization of the $11.0 million estimated valuation discount, as compared to $1.4 million for the six months ended June 30, 2001. Additionally, during the three months ended June 30, 2002 we recorded a charge of $7.6 million as a result of the redemption of all of our series A convertible redeemable preferred stock.  For the six months ended June 30, 2002, we recorded accrued and accretive dividends of $310,000 related to the series B convertible redeemable preferred stock that was not outstanding during the six months ended June 30, 2001. For the six months ended June 30, 2002, we recorded accretive dividends of $308,000 related to the series C convertible redeemable preferred stock, as compared to $299,000 for the six months ended June 30, 2001.  The series A and series C convertible preferred stock were each outstanding for approximately four months during the six-month period ended June 30, 2001.

Liquidity and Capital Resources

                Our principal capital requirements have been to fund:

•acquisitions;

•working capital;

•software development costs; and

•capital expenditures for furniture, fixtures and equipment.

                At June 30, 2002, following the successful completion of our public offering, we had total cash and cash equivalents of $28.0 million and working capital of $15.0 million (including the effect of deferred revenue and customer deposits of $12.4 million). Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2002, an improvement from cash used in operating activities of $261,000 for the same period in 2001. The improvement in operating cash flow results from the growth in recurring revenue attributable to our change to a subscription pricing model, operating savings attributable to the successful integration of the completed acquisitions and increased growth of our business. Operating cash flow has been favorably impacted by the increased number of our customers’ transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collections, as evidenced by the decrease in days sales outstanding from 40 at June 30, 2001 to 29 at June 30, 2002.

                For each of the periods presented, the majority of our cash used for investing has been for acquisitions.  In the first quarter of 2002 we completed a small acquisition and funded the $2.6 million purchase price from proceeds of borrowings together with our current cash balance. Additionally in June 2002, we acquired a minority interest in PracticeWares for $1.0 million in cash and loaned this affiliate $3.5 million.  We expect to be repaid one half of this loan once PracticeWares enters into a financing arrangement with a senior lender.  The remainder of our investing activities have consisted of capital expenditures for equipment, software development costs and other intangibles. For the remainder of 2002 we expect to incur capital expenditures of $1.4 million related to property and equipment and $800,000 related to capitalized software, and we plan to fund these additions from operating cash flows.

                During 2002 our financing activities consisted of the following:

•                  Completion of a public offering of our common stock raising approximately $63.9 million net of the underwriters’ discount and other offering expenses;

•                  Repayment of the outstanding principal related to our credit facility of approximately $21.7 million;

•                  Redemption of the series A convertible redeemable preferred stock.

During 2001 our financing activities consisted primarily of the sale of our preferred stock, the proceeds of which were used to fund our acquisitions and operations.  During the fourth quarter of 2001, FINOVA Capital Corporation, our primary lender, agreed to defer the scheduled principal payment that was originally due during the first quarter of 2002. Principal payments of 5.0% per quarter commenced in the second quarter of 2002.  We used $20.6 million of proceeds from the public offering to repay all of the remaining outstanding principal under the facility in June 2002.

                We previously had three series of preferred stock outstanding.   Concurrent with the offering, we redeemed all of the outstanding series A shares and accrued dividends for $15.0 million in cash, 967,742 shares of our common stock and a warrant to purchase 450,000 shares of our common stock. The series B shares have a liquidation preference of $5.2 million, accrue dividends at 6.0% per annum and are convertible into our common stock at the then applicable conversion price (or approximately 151,000 shares at June 30, 2002). The shares are redeemable at the option of the holder after August 8, 2006. In connection with the offering, Crescent International Limited (“Crescent”) holder of the series C preferred stock, converted the remaining 44,000 shares of the series C shares into 339,932 shares of our common stock.  Crescent had previously converted 56,000 shares into 432,641 shares of our common stock.  There were no shares of the series C preferred stock outstanding at June 30, 2002.

                Assuming our series B preferred stock issuance is not converted, our future contractual cash obligations, excluding interest and dividends, are as follows:

	2002 (July-December)	2003	2004	2005	2006
(In thousands)
Long-term debt	$373	$866	$787	$169	$151
Capital lease obligations	72	93	29	2	—
Operating leases	943	1,609	1,501	1,243	1,184
Preferred stock	—	—	—	—	5,199

Total	$1,388	$2,568	$2,317	$1,414	$6,534

RECENT ACCOUNTING PRONOUNCEMENTS

                In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  The new Standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Acquired intangible assets will be required to be recognized apart from goodwill if the acquired intangible assets meet certain criteria. Other intangible assets will continue to be amortized over their useful lives. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests.

                Pursuant to SFAS No. 142, we did not amortize the goodwill generated from any acquisitions closed subsequent to July 1, 2001. Additionally, on January 1, 2002, we discontinued the amortization of the goodwill generated from acquisitions closed prior to July 1, 2001. For the three and six months ended June 30, 2001, goodwill amortization amounted to $5.9 million, or $0.65 per share, and $10.7 million, or $1.20 per share respectively. As required by this new Standard, we completed the initial impairment test during the second quarter of 2002 and no impairment was recorded.  We will perform the annual impairment test as of October 1 of each year.

                In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of this Standard did not have an impact on our earnings and financial position.

                In May 2002, the FASB issued SFAS No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. We adopted this Standard effective April 1, 2002.  We recorded debt extinguishment costs of approximately $889,000 in conjunction with the repayment of the credit facility in accordance with this Standard.

                    In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of the adoption of this statement.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

                This discussion contains forward-looking statements that reflect management’s current assumptions and estimates of future performance, the development and timing of PracticeWorks’ release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends” or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks’ results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above and those discussed in the section entitled “Risk Factors” and elsewhere in PracticeWorks’ Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $1.3 million of our outstanding debt at June 30, 2002  has variable rate interest based on LIBOR plus 300 basis points.  The effect of a hypothetical one percentage point increase of this variable rate debt would result in a decrease of approximately $13,000 in our annual pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2002. Our remaining debt outstanding is non-interest bearing with imputed interest.  We do not trade in derivative financial instruments.

                We also conduct operations in the United Kingdom, Sweden, Canada and Australia. Accordingly, we are subject to risk from exchange rate fluctuations between such local currencies and the U.S. dollar. For the three and six months ended June 30, 2002, 9% and 10% of our total revenues, respectively, compared to 8% and 9% respectively for the comparable periods of 2001, were earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. PracticeWorks does not conduct any currency hedging activities.

                The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the accumulated other comprehensive income (loss) account, a component of stockholder’s equity. As of June 30, 2002, we have recorded a cumulative translation adjustment of $9,000.

                We have no off-balance sheet arrangements, investments or guarantees.

                The traded price of our common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                From time to time, we are involved in various legal proceedings incident to the ordinary course of our business. We are not a party to any legal proceedings which we believe are material, and we are unaware of any contemplated material actions against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 29, 2002, we issued 104,534 shares of common stock to FINOVA Capital Corporation in connection with its exercise of warrants to purchase common stock.  We believe this offering and sale is exempt from registration under Section 4(2) of the 1933 Securities Act.  The purchaser is an “accredited investor” within the meaning of Rule 501 promulgated under the Securities Act.  The certificates representing the shares contain a legend to the effect that such securities were not registered under the Securities Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

On June 13, 2002, we issued to Ceramco Inc., a subsidiary of DENTSPLY International, Inc., 967,742 shares of our common stock and a warrant to purchase 450,000 shares of common stock (subject to adjustment for dividends, reclassifications and combinations) in an exchange for cancellation of all 32,000 shares of our Series A Convertible Preferred Stock outstanding.  The warrants may be exercised at any time over a seven-year period ending June 13, 2009, at an exercise price of $15.50 per share of common stock.  We believe this offering and sale is exempt from registration under Section 4(2) of the 1933 Securities Act.  The purchaser is an “accredited investor” within the meaning of Rule 501 promulgated under the Securities Act.  The certificates representing the shares and the warrants contain a legend to the effect that such securities were not registered under the Securities Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

On June 12, 2002 the Company and selling stockholders closed an underwritten public offering of 5,201,480 shares of our Common Stock (including 678,454 shares pursuant to the underwriters’ exercise of its over-allotment option).  William Blair & Company was the lead representative for the underwriters.  The shares were registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) and ordered effective by the SEC on June 7, 2002 (Commission File No. 333-87650).

Of the 5,201,480 shares sold in the offering, 4,428,454 were newly-issued shares sold by the Company and 773,026 shares were sold by the selling stockholders.  The per share price of the public offering was $15.50 yielding gross proceeds of $80.6 million less underwriting discounts and commissions of $0.93 per share or $4.84 million.  The Company’s share of the underwriting discounts and commissions was $4.1 million.  In addition, the Company incurred approximately $650,000 in expenses related to this offering, including expenses related to the selling stockholders’ sale of shares.  The Company’s net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $63.9 million.  The Company used $20.9 million of its net proceeds to retire its line of credit, including accrued interest, with FINOVA Capital and $15.0 million in payment of part of the consideration given to the holder of its Series A Convertible Preferred Stock in exchange for the cancellation of those shares. The Company used $1.0 million for a minority interest in PracticeWares, and used $3.5 million as an advance to this entity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

99.           Certification pursuant to 18 U.S.C. Section 1350.

        (b) Reports on Form 8-K:

We filed a Current Report on Form 8-K dated April 4, 2002 reporting a change in our certifying accountants under Item 4.

We filed a Current Report on Form 8-K dated May 6, 2002 under Item 5 reporting our press release announcing a public offering.

We filed a Current Report on Form 8-K dated June 12, 2002 under Item 5 reporting the closing of our public offering.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2002.

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