Form 10-Q
period 2002-09-30
PRACTICEWORKS INC
filed 2002-11-15
CIK 1121786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 17,687,772 as of November 11, 2002.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2002	December 31, 2001

ASSETS
Current:
Cash and cash equivalents	$28,785	$6,555
Accounts receivable-trade, net of allowance of $594 and $1,408, respectively	6,792	6,306
Other receivables	1,696	1,462
Deferred income tax assets	458	632
Prepaid expenses and other current assets	1,705	1,401
Total current assets	39,436	16,356
Property and equipment, net of accumulated depreciation of $6,971 and $5,195, respectively	6,377	7,123
Goodwill	48,784	45,412
Other intangible assets, net of accumulated amortization of $6,427 and $3,865, respectively	17,660	17,462
Deferred income tax assets	4,967	4,725
Investment in and advances to affiliate	4,612	—
Other assets	1,303	215
	$123,139	$91,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,035	$3,010
Accrued expenses	4,831	6,768
Accrued restructuring costs	358	845
Deferred revenue and customer deposits	11,350	12,476
Current portion of long-term debt	1,150	4,379
Total current liabilities	20,724	27,478
Long-term debt, less current portion	2,583	20,258
Other liabilities	732	—
Total liabilities	24,039	47,736

Commitments and contingencies

Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series A 6.5% convertible redeemable preferred; 2001 liquidation preference and redemption value $32,000; shares issued and outstanding 0 and 32,000; 2001 carrying value includes accrued dividends of $1,697 and is net of $9,205 unamortized discount	—	24,492
Series B 6.0% convertible redeemable preferred; liquidation preference and redemption value $5,199 and $5,198; shares issued and outstanding 955,779 and 955,593; carrying value includes accrued dividends of $367 and $126 and is net of $1,155 and $1,380 unamortized discount	4,412	3,944
Series C convertible redeemable preferred; 2001 liquidation preference and redemption value $5,000; shares issued and outstanding 0 and 100,000; 2001 carrying value includes $767 accrued redemption premium	—	5,767

Stockholders’ equity:
Common stock $0.01 par value, 100,000,000 authorized, 17,687,622 and 11,022,743 issued and outstanding	177	110
Additional paid-in capital	117,775	35,518
Deferred compensation	(758)	(821)
Accumulated deficit	(22,579)	(25,428)
Accumulated other comprehensive income (loss)	73	(25)
Total stockholders’ equity	94,688	9,354

	$123,139	$91,293

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Recurring	$13,920	$11,395	$40,795	$30,045
Non-recurring	7,087	4,810	20,182	13,033
Total revenues	21,007	16,205	60,977	43,078

Operating expenses:
Purchases for resale	3,968	2,714	10,828	6,075
Selling, general and administrative	12,295	12,092	37,554	34,628
Research and development	698	494	2,625	1,521
Amortization of goodwill	—	6,026	—	16,708
Depreciation and amortization of other intangibles	1,860	1,391	5,339	2,986
Restructuring and other non-recurring (credits) charges	—	—	(143)	2,184
Total operating expenses	18,821	22,717	56,203	64,102

Operating income (loss)	2,186	(6,512)	4,774	(21,024)

Other (income) expense:
Interest income	(192)	(12)	(235)	(41)
Interest expense	95	690	1,271	1,831
Other interest expense - debt extinguishment costs	—	—	889	—
Total other (income) expense:	(97)	678	1,925	1,790

Net income (loss)	2,283	(7,190)	2,849	(22,814)

Dividends:
Accrued and accretive preferred stock dividends	157	1,397	2,711	3,047
Deemed dividend related to redemption of series A preferred stock	—	—	7,625	—
Total dividends	157	1,397	10,336	3,047

Net income (loss) available to common stockholders	$2,126	$(8,587)	$(7,487)	$(25,861)

Comprehensive income (loss):
Net income (loss)	$2,283	$(7,190)	$2,849	$(22,814)
Foreign currency translation adjustments	81	261	97	(119)

Total comprehensive income (loss)	$2,364	$(6,929)	$2,946	$(22,933)

Per share data:

Net income (loss):
Basic	$0.13	$(0.78)	$0.20	$(2.54)
Diluted	0.12	(0.78)	0.19	(2.54)

Dividends:
Basic and diluted	(0.01)	(0.15)	(0.74)	(0.34)

Net income (loss) available to common stockholders:
Basic	0.12	(0.93)	(0.54)	(2.88)
Diluted	0.11	(0.93)	(0.54)	(2.88)

Weighted average shares outstanding used in computing per share data:
Basic	17,624	9,215	13,956	8,978
Diluted	19,269	9,215	15,356	8,978

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months Ended September 30,
	2002	2001

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$2,850	$(22,814)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Restructuring and other non-recurring charges	—	(944)
Depreciation and amortization	6,721	19,884
Provision for doubtful accounts	(50)	797
Other	(68)	—
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	(1,095)	698
Prepaid expenses and other current assets	(290)	(126)
Accounts payable and accrued expenses	(1,522)	2,610
Deferred revenue and customer deposits	(1,111)	(356)
Cash provided by (used in) operating activities	5,435	(251)

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(3,335)	(3,893)
Property and equipment expenditures	(1,304)	(1,330)
Cash paid for intangible assets	(1,952)	(1,523)
Investment in and advances to affiliate	(4,616)	—
Other	(147)	9
Cash used in investing activities	(11,354)	(6,737)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	63,788	1,410
Principal payments on long-term debt	(22,653)	(114)
Redemption of series A preferred stock	(15,000)	—
Borrowings of long-term debt	1,282	—
Proceeds from exercise of stock options and warrants	791	—
Proceeds from sale of series C convertible redeemable preferred stock, net	—	4,741
Net cash advances from VitalWorks Inc.	—	344
Payment of loan costs	—	(183)
Other	(13)	—
Cash provided by financing activities	28,195	6,198

Effect of exchange rate changes on cash and cash equivalents	(46)	(11)

Net increase (decrease) in cash and cash equivalents	22,230	(801)
Cash and cash equivalents, beginning of period	6,555	3,979
Cash and cash equivalents, end of period	$28,785	$3,178

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock and warrant for redemption of series A preferred stock	$19,053	$—
Issuance of PracticeWorks common stock for acquisitions	1,502	2,080
Issuance of VitalWorks common stock for acquisitions		2,297
Issuance of PracticeWorks common stock to settle obligations	900
Issuance of notes payable for acquisitions	336	771
Issuance of series A convertible redeemable preferred stock for InfoSoft acquisition, net of discount	—	21,000
Issuance of series B convertible redeemable preferred stock for Medical Dynamics acquisition, net of discount	—	3,812
Issuance of 8,754,937 shares of common stock in exchange for net assets at date of Spin-Off	—	26,600

ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$1,066	$648

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

Prior to March 5, 2001, PracticeWorks, Inc. operated as a division of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution ("Spin-Off") of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. For purposes of these financial statements the term PracticeWorks or the Company means PracticeWorks, a division of VitalWorks, for periods prior to the Spin-Off, and PracticeWorks, Inc. for periods after the Spin-Off.

The information presented at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 is unaudited, however, in the opinion of management, it includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with  accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto included in PracticeWorks Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”). The results of operations for the period from January 1, 2001 through March 5, 2001 are not reflective of PracticeWorks as a stand-alone entity, but as an operating division of VitalWorks. Accumulated deficit reflects activity from March 5, 2001. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2. BUSINESS COMBINATIONS

As reported in the Form 10-K, the Company completed four acquisitions in 2001. The aggregate consideration for such acquisitions was approximately $37.5 million, consisting of PracticeWorks series A and B convertible redeemable preferred stock valued at $24.8 million, $5.5 million in cash, $2.6 million in notes payable, $2.3 million in PracticeWorks common stock, and $2.3 million in VitalWorks common stock. The Company recorded total goodwill of $34.7 million.

In January 2002, the Company completed an acquisition with aggregate cash consideration of approximately $2.2 million, including approximately $100,000 in transaction costs. The results of the acquired operations have been included in the Company’s results of operations since the date of acquisition. This acquisition added approximately 700 providers to the customer base in the United Kingdom. The Company identified and assigned a preliminary value and useful life to the following intangible assets:

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

(In thousands, except per share data)	Nine Months Ended September 30, 2001

PRO FORMA AMOUNTS

Revenues	$44,452

Net loss	(23,907)

Net loss available to common stockholders	(27,667)

Net loss available to common stockholders per share basic and diluted	(3.08)

NOTE 3. GOODWILL AMORTIZATION

In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective January 1, 2002 (see Recent Accounting Pronouncements), the Company ceased the amortization of goodwill. Had this Standard been applicable to the prior periods presented herein, amortization of goodwill would have been reduced by $6.0 million and $16.7 million for the three and nine months ended September 30, 2001, respectively. The following table presents net loss and net loss available to common stockholders together with applicable earnings per share information as if the new accounting standard had been adopted as of the dates presented. Additionally, the table presents a reconciliation of these adjusted amounts to the amounts previously reported.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands, except per share data)
Net loss, as previously reported	$(7,190)	$(22,814)
Goodwill amortization, net of tax	6,026	16,708
Net loss, as adjusted	(1,164)	(6,106)
Accrued and accretive preferred dividends	1,397	3,047
Net loss available to common stockholders, as adjusted	$(2,561)	$(9,153)

Per share data - basic and diluted, as adjusted
Net loss, as previously reported	$(0.78)	$(2.54)
Goodwill amortization, net of tax	0.65	1.86
Net loss, as adjusted	(0.13)	(0.68)
Accrued and accretive preferred dividends	(0.15)	(0.34)
Net loss available to common stockholders, as adjusted	$(0.28)	$(1.02)

NOTE 4.  INVESTMENT IN AND ADVANCES TO AFFILIATE

In June 2002, the Company acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, for $1.0 million.  Additionally, the Company advanced $3.5 million in the form of a loan, half of which the Company expects to be repaid when PracticeWares enters into a financing arrangement with a senior lender.  The Company also has the option, under certain conditions, to acquire the remaining equity interest in PracticeWares it does not own.  The investment is being accounted for using the equity method of accounting.  The Company’s share of the results of operations for PracticeWares for the current period was immaterial.

In connection with the investment, the Company entered into a long-term distribution agreement with PracticeWares under which PracticeWares is offering its dental supplies to PracticeWorks customers in exchange for royalty payments to the Company on these sales.  PracticeWares also entered into a long-term license agreement with the Company for the use of its e-commerce software.

NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

RESTRUCTURING

As reported in the Form 10-K, the Company announced plans in the fourth quarter of 2001 to consolidate substantially all of its domestic operations into one facility. The plan entailed the closure of two facilities, reduction of scope of operations in a third facility and termination of approximately 110 employees company wide. The Company added 50 employees in Atlanta in the first quarter of 2002 to absorb the functions of the closed locations. During the second quarter of 2002, the Company negotiated to terminate the lease of a closed facility and recorded a reduction in the restructuring reserve of $220,000.  The remaining closed facilities have operating leases with various expiration dates through 2005. The other costs of the restructuring were paid in the first half of 2002. The following table sets forth changes in the restructuring reserve during the three and nine months ended September 30, 2002:

	Reserve Balance December 31, 2001	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2002	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance September 30, 2002
	(In thousands)
Facility closure and consolidation	$727	$(220)	$(103)	$404	$—	$(46)	$358
Compensation costs for severance and other termination benefits	118	(5)	(113)	—	—	—	—

Total	$845	$(225)	$(216)	$404	$—	$(46)	$358

OTHER NON-RECURRING CHARGES

During the three months ended September 30, 2002 and 2001, the Company did not incur any other non-recurring charges.  During the nine months ended September 30, 2002, the Company recorded a nominal amount of non-recurring credits and charges related to the 2001 restructuring that were not eligible for accrual at the time the restructuring was announced.  During the nine months ended September 30, 2001, the Company recorded other non-recurring charges of approximately $3.1 million related primarily to professional fees, printing and similar costs in connection with completion of the Spin-Off.  These charges were offset by reductions of $944,000 for the negotiation to terminate the lease of a closed facility and reductions in severance and other termination benefits resulting from the early departure of employees eligible to receive these payments.

NOTE 6. DEBT EXTINGUISHMENT COSTS

In June 2002, the Company completed a public offering of its common stock (the "Offering") and with a portion of the proceeds repaid all of its outstanding debt to its senior lender, FINOVA Capital Corporation ("FINOVA").  Consequently, the Company incurred debt extinguishment costs of approximately $889,000 representing the write-off of unamortized loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with SFAS No. 145 (see Note 10).

NOTE 7. STOCKHOLDERS EQUITY AND PREFERRED STOCK

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
In thousands

Basic common shares outstanding	17,624	9,215	13,956	8,978

Dilutive effect of common stock options and warrants	1,645	—	1,400	—

Diluted common shares outstanding	19,269	9,215	15,356	8,978

For the three months ended September 30, 2002, approximately 205,000 shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, because the exercise prices were above the average market price.  Additionally, the diluted number of shares excludes approximately 153,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.  For the three months ended September 30, 2001, approximately 3.9 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, of which 3.4 million were above the average market price.  Additionally, the diluted number of shares excludes approximately 975,000 shares of common stock that were issuable upon conversion of the series A preferred stock, approximately 147,000 shares of common stock issuable upon conversion of the series B preferred stock and approximately 482,000 shares of common stock that were contingently issuable to WebMD Corporation, because such inclusion was antidilutive.

For the nine months ended September 30, 2002, approximately 745,000 shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, because the exercise prices were above the average market price.  Additionally, the diluted number of shares excludes approximately 153,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.  For the nine months ended September 30, 2001, approximately 3.9 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, of which 3.4 million were above the average market price .  Additionally, the diluted number of shares excludes approximately 975,000 shares of common stock that were issuable upon conversion of the series A preferred stock, approximately 147,000 shares of common stock issuable upon conversion of the series B preferred stock and approximately 482,000 shares of common stock that were contingently issuable to WebMD Corporation, because such inclusion was antidilutive.

In June 2002, the Company completed a public offering of 4,523,026 shares of its common stock, priced at $15.50 per share, of which 3,750,000 shares were offered by the Company and 773,026 shares were offered by existing stockholders.  At the closing, the Company also sold an additional 678,454 shares pursuant to the exercise by the underwriters of their over-allotment option. As a result, the Company received proceeds of $63.8 million (net of underwriting discounts and other expenses of the offering).  The Company used $20.6 million of the proceeds to repay the outstanding balance on its credit facility and $15.0 million as partial consideration for the redemption of its series A preferred stock.  The balance of the proceeds have and will be used to fund working capital requirements and for general corporate purposes and to pursue possible acquisitions or strategic investments in complementary businesses, technologies and products.

WARRANTS

As previously disclosed in the Form 10-K, the Company issued to FINOVA warrants to purchase approximately 198,000 shares of common stock.  In May 2002, FINOVA exercised all of its warrants in a cashless transaction and the Company issued approximately 105,000 shares of common stock.

As discussed in more detail below, the Company issued to Ceramco warrants to purchase 450,000 shares of common stock at a price of $15.50 per share.

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

The Company’s Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$18,949	$2,058	$21,007	$14,878	$1,327	$16,205

Net income (loss)	2,134	149	2,283	(6,779)	(411)	(7,190)

Total assets	114,726	8,413	123,139	86,340	5,833	92,173

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$54,997	$5,980	$60,977	$39,379	$3,699	$43,078

Net income (loss)	2,499	350	2,849	(21,910)	(904)	(22,814)

Total assets	114,726	8,413	123,139	86,340	5,833	92,173

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

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and eliminates the pooling of interests method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of SFAS No. 141 for business combinations consummated subsequent to September 30, 2001, and the remaining provisions were adopted on January 1, 2002.

SFAS No. 142 supercedes APB No. 17, Intangible Assets, and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial test of impairment and be reviewed for impairment at least annually thereafter or more frequently when events or circumstances indicate that an impairment may have occurred.  Concurrent with adoption of this Standard on January 1, 2002, the Company ceased the amortization of goodwill. The Company completed the initial impairment test during the second quarter of 2002 and no impairment was recorded.  As previously indicated, the Company will perform the annual impairment test as of October 1 of each year.  The Company is in the process of performing the annual impairment analysis and does not anticipate recording an impairment.  Further, in accordance with SFAS No. 142, as a result of the recent significant decline in the Company’s stock price, the Company will perform an additional impairment analysis as of November 1, 2002.  The Company does not anticipate recording an impairment as a result of the analysis.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of this Standard did not have an impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. The Company adopted this Standard effective April 1, 2002.  The Company recorded debt extinguishment costs during the second quarter of 2002 in conjunction with the repayment of the credit facility with FINOVA (see Note 6) in accordance with this Standard.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement.

NOTE 11.  SUBSEQUENT EVENTS

In October 2002, the Company acquired Team Management Systems Limited (“TMS”), a United Kingdom company that has been a premier provider of information technology to dental practices for over 13 years and one of the original pioneers in the UK general dental software industry. The Company also acquired substantially all the net assets and business of OMS Comp, a New York-based company that has provided software and services to oral and maxillofacial surgeons for the past ten years. Total consideration for both acquisitions was approximately $9.0 million paid from existing resources.

On November 5, 2002, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock.  The dividend is payable on November 18, 2002 to the stockholders of record on that date.

Initially, each Right would entitle its holder to purchase 1/100th of a share of the Company’s newly designated Series D Participating Cumulative Preferred Stock at an exercise price of $40.  If a person acquires 15 percent or more of the Company’s common stock in a transaction that was not approved by the Board, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $80.00 worth of the Company’s common stock for the $40.00 exercise price.  Under certain circumstances in connection with tender offers and other acquisitions of the Company that are not approved by the Board, the Rights may be exercised to acquire shares of the acquiring person at half the acquisition purchase price.

The rights will expire on November 6, 2012, but the Company may redeem the rights at certain earlier times at a price (subject to certain adjustments) of $0.001 per Right.  After the Rights are triggered, the Board also may exchange one share of common stock for each Right.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PracticeWorks, Inc. (PracticeWorks or we) is a provider of software-based information technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons. Our offerings include practice management applications, recently-introduced cosmetic imaging and digital radiography systems, ongoing maintenance, support, and training, electronic data interchange, or EDI, services, and internet-based services, including business-to-business e-commerce services, and website development and hosting. These applications and services are designed to automate the provider’s practice, resulting in greater efficiency, lower costs and higher quality care. As of September 30, 2002, we had an installed base of approximately 72,000 providers, including 52,000 dentists, 5,000 orthodontists and 4,000 oral and maxillofacial surgeons in the United States and an additional 11,000 providers outside the United States.

Prior to March 5, 2001, we operated as a division of VitalWorks Inc. ("VitalWorks"), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution ("Spin-Off") of all of the outstanding shares of PracticeWorks common stock to VitalWorks’ stockholders.  A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the Spin-Off. Subsequent to the Spin-Off, we completed five acquisitions through September 30, 2002. Additionally, we acquired the dental imaging software technology formerly owned by Dicom Imaging Systems, Inc., and we became the preferred U.S. distributor for Trophy Dental, the leading manufacturer of dental digital radiography systems and intra-oral X-ray equipment worldwide.  In June 2002, we acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, and entered into a distribution agreement under which PracticeWares will offer its dental supplies to our customers.  In October 2002, we acquired Team Management Systems Limited (“TMS”), a United Kingdom company that has been a premier provider of information technology to dental practices for over 13 years and one of the original pioneers in the UK general dental software industry. We also acquired substantially all the net assets and business of OMS Comp, a New York-based company that has provided software and services to oral and maxillofacial surgeons for the past ten years.

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

Information about our operations by operating segment follows (in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$18,949	$2,058	$21,007	$14,878	$1,327	$16,205

Net income (loss)	2,134	149	2,283	(6,779)	(411)	(7,190)

Total assets	114,726	8,413	123,139	86,340	5,833	92,173

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	United States	International	Consolidated	United States	International	Consolidated

Revenues	$54,997	$5,980	$60,977	$39,379	$3,699	$43,078

Net income (loss)	2,499	350	2,849	(21,910)	(904)	(22,814)

Total assets	114,726	8,413	123,139	86,340	5,833	92,173

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Revenues (Dollars in thousands)

	Three months ended September 30,
	2002	Percent of total	2001	Percent of total	Dollar change	Percent change

Recurring	$13,920	66.3%	$11,395	70.3%	$2,525	22.2%
Non-recurring	7,087	33.7	4,810	29.7	2,277	47.3
Total	$21,007	100.0%	$16,205	100.0%	$4,802	29.6

	Nine months ended September 30,
	2002	Percent of total	2001	Percent of total	Dollar change	Percent change

Recurring	$40,795	66.9%	$30.045	69.7%	$10,750	35.8%
Non-recurring	20,182	33.1	13.033	30.3	7,149	54.9
Total	$60,977	100.0%	$43,078	100.0%	$17,899	41.6

Total Revenues.    Total revenues for the three months ended September 30, 2002 increased as a result of organic growth of $4.5 million and revenues of $273,000 attributable to acquisitions completed in the third quarter of 2001 and the first quarter of 2002.  Total revenues for the nine months ended September 30, 2002 increased as a result of organic growth of $13.6 million and revenues of $4.3 million attributable to acquisitions, consisting primarily of $2.4 million related to the InfoSoft acquisition completed in the first quarter of 2001.

Recurring Revenues.    Recurring revenues are derived from contractual arrangements for maintenance and support services and subscriptions to our software and support and from electronic services. Recurring revenues for the three months ended September 30, 2002 increased primarily as a result of increased electronic services revenue of $1.2 million, increased subscription revenue of $813,000 and increased maintenance revenue of $484,000. The increases in subscriptions and electronic services revenues for the three months ended September 30, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is directly attributable to increased sales of our core practice management applications, primarily in the orthodontic and oral surgery markets, and to a lesser extent, increased classic customers entering into maintenance contracts.

Recurring revenues for the nine months ended September 30, 2002 increased primarily as a result of increased electronic services revenue of $5.4 million, which includes $1.3 million attributable to acquisitions, increased subscription revenue of $2.5 million and increased maintenance revenue of $2.8 million. The increases in subscriptions and electronic services revenues for the nine months ended September 30, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is largely acquisition related.

Non-recurring Revenues.    Non-recurring revenues include one-time sales of licenses and systems, and fees for training and implementation services. Non-recurring revenues for the three months ended September 30, 2002 increased primarily as a result of our new digital imaging product offerings including related hardware and, to a lesser extent, increases in training and implementation revenues.  These increases are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications, primarily by subscription.

Non-recurring revenues for the nine months ended September 30, 2002 increased as a result of relatively comparable increases in training and implementation revenues and software sales attributable to growth in our basic business as existing and new customers implement our core practice management applications, primarily by subscription. Revenue growth was also influenced by increased demand during the first quarter of 2002 from orthodontic customers and increased demand during the second and third quarter of 2002 for our new digital radiography product offerings.

Costs and Expenses (Dollars in thousands)

	Three months ended September 30,
	2002	Percent of sales	2001	Percent of sales	Dollar change	Percent change

Purchases for resale	$3,968	18.9%	$2,714	16.7%	$1,254	46.2%
Selling, general and administrative	12,295	58.5	12,092	74.6	203	1.7
Research and development	698	3.3	494	3.0	204	41.3
Amortization of goodwill	—	—	6,026	37.2	(6,026)	(100.0)
Depreciation and amortization of other intangibles	1,860	8.9	1,391	8.6	469	33.7
Restructuring and other non-recurring charges	—	—	—	—	—	—
Interest expense	95	0.5	690	4.3	(595)	(86.2)

	Nine months ended September 30,
	2002	Percent of sales	2001	Percent of sales	Dollar change	Percent change
Purchases for resale	$10,828	17.8%	$6,075	14.1%	$4,753	78.2%
Selling, general and administrative	37,554	61.6	34,628	80.4	2,926	8.4
Research and development	2,625	4.3	1,521	3.5	1,104	72.6
Amortization of goodwill	—	—	16,708	38.8	(16,708)	(100.0)
Depreciation and amortization of other intangibles	5,339	8.8	2,986	6.9	2,353	78.8
Restructuring and other non-recurring charges	(143)	(0.2)	2,184	5.1	(2,327)	(106.5)
Interest expense	1,271	2.1	1,831	4.3	(560)	(30.6)

Purchases for Resale.    Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Purchases for resale for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, increased primarily due to increased costs related to new digital radiography product offerings.  As a percentage of sales, purchases for resale increased primarily as a result of a change in revenue mix reflecting our new digital radiography product offerings and the growth in electronic services.

Similarly, purchases for resale for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 increased primarily due to the growth in electronic services, and, to a slightly lesser extent, increased hardware costs related to new cosmetic imaging and digital radiography product offerings. As a percentage of sales, purchases for resale increased primarily as a result of a change in revenue mix reflecting increased electronic services and our new imaging product offerings.

Selling, General and Administrative, or SG&A.    SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense excludes research and development, depreciation and amortization, restructuring and non-recurring charges. SG&A expense for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, increased primarily due to overall growth in the business including the net effect of acquisitions that increased personnel costs by $366,000.  Bank charges increased $151,000 reflecting increased volume and increased use of customer credit card billings. These increases were offset by a decrease in facility and utility costs of  $362,000 as a result of closing all domestic locations other than Atlanta and Baltimore.

SG&A expense for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, increased to support a 42% increase in revenue.  Personnel costs increased $2.4 million and facility costs increased $358,000, both attributable primarily to acquisitions and net of restructuring efforts. We also incurred increased marketing and advertising costs of $516,000 related in part to the continuation of the PracticeWorks branding campaign, new product introductions and attendance at industry trade shows and increased bank charges of $486,000 from monthly customer credit card billings, offset by a decrease in bad debt expense of $947,000 due to improved cash collections and accounts receivable management and decreased VAR commission expense of $113,000 as a result of reductions in the reseller network.

Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that focus on advancing our core practice management applications and other technologies, developing new products, and enhancing the quality and performance of our classic products. Research and development expense increased for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized totaled $452,000 and $475,000 for the three months ended September 30, 2002 and 2001, respectively.

Similarly, research and development expense increased for the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized totaled $1.2 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively.

We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. The fluctuations of capitalized costs in 2002 compared to 2001 reflect the changes in the number of supported products and the state of development of a variety of projects, including new electronic services applications and major upgrade versions of several practice management applications that are part of our core product offerings.

Depreciation and Amortization of Other Intangibles.    Depreciation and amortization of other intangibles increased for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, due principally to increases of $327,000 and $1.8 million, respectively, in amortization of acquired technology, capitalized software development costs and other intangibles, and increases of $140,000 and $600,000, respectively, in depreciation of acquired and purchased fixed assets. Amortization of goodwill ceased as of January 1, 2002 but was $6.0 million and $16.7 million for the three and nine months ended September 30, 2001, respectively.

Restructuring and Other Non-recurring Charges.    In the three months ended September 30, 2002 and 2001, there were no restructuring or other non-recurring charges.

In the nine months ended September 30, 2002, we recorded a reduction in restructuring and other non-recurring charges of $143,000 primarily related to the negotiation during the second quarter of 2002 to terminate the lease of a closed facility, and for the nine months ended September 30, 2001, we incurred approximately $3.1 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the spin-off from VitalWorks, offset by a reduction in restructuring costs of $944,000 related to the negotiation to terminate various leases of closed facilities and reduction in severance and other termination benefits resulting from the early departure of employees eligible to receive these payments.

Debt Extinguishment Costs.  In conjunction with our recently completed offering and the extinguishment of our credit facility, we recorded a charge of $889,000 to write-off the carrying value of our unamortized loan costs.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2002 decreased as a direct result of the repayment of the FINOVA credit facility.

Income Taxes.    For all periods presented we did not record a provision for income taxes.  For the three and nine months ended September 30, 2002, we generated pre-tax income for financial reporting purposes of approximately $2.3 million and $2.8 million and taxable income (loss) of approximately $545,000 and $(2.1) million, respectively. The financial reporting results differ from those for tax purposes primarily due to book versus tax differences in goodwill amortization and depreciation. The effective income tax rate for this period differed from the statutory rate due to state income taxes and the recognition of a deferred income tax asset valuation allowance. At September 30, 2002 we have NOL carryforwards totaling $30.4 million that will be available to offset future taxable income. These NOLs expire at various times through 2022.  Additionally, we have credit carryforwards of approximately $300,000 that will be available to offset future taxes.

Our deferred tax assets at September 30, 2002 relating to temporary differences were approximately $5.4 million. Total deferred tax assets at September 30, 2002, including the NOL and credit carryforwards and temporary differences in the book and tax bases of assets and liabilities aggregate $17.0 million. As of September 30, 2002, we had recorded a total deferred income tax asset valuation allowance of approximately $11.6 million to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized.

We reported net deferred tax assets at September 30, 2002 of approximately $5.4 million, essentially representing amounts attributable to us based solely on reversing temporary differences as recorded by VitalWorks through the spin-off date. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements since projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the unreserved portion of our deferred tax assets will be realized based on our financial projections, sales backlog, continued quarter-over-quarter operational improvements across substantially all business lines for each of the fiscal quarters of 2001 and 2002, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

Net Income (Loss).    As a result of the foregoing, we had net income of $2.3 million and $2.8 million for the three and nine months ended September 30, 2002, compared to a net loss of $(7.2) million and $(22.8) million for the three and nine months ended September 30, 2001, respectively.

Accrued and Accretive Dividends on Preferred Stock.    For the three months ended September 30, 2002, we recorded accrued and accretive dividends related to the series B convertible redeemable preferred stock of $157,000 to recognize the 6.0% dividend and amortization of the $1.5 million estimated valuation discount, as compared to $93,000 for the three months ended September 30, 2001.  The series B convertible redeemable preferred stock was outstanding for approximately two months during the three month period ended September 30, 2001.  For the three months ended September 30, 2001, we recorded accrued and accretive dividends of $1.1 million related to the series A convertible redeemable preferred stock and $234,000 related to the series C convertible redeemable preferred stock.  There were no shares outstanding of the series A and series C convertible redeemable preferred stock during the three month period ended September 30, 2002.

For the nine months ended September 30, 2002, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.9 million to recognize the 6.5% dividend and amortization of the $11.0 million estimated valuation discount, as compared to $2.4 million for the nine months ended September 30, 2001. Additionally, during the second quarter of 2002 we recorded a charge of $7.6 million as a result of the redemption of all of our series A convertible redeemable preferred stock.  For the nine months ended September 30, 2002, we recorded accrued and accretive dividends of $467,000 related to the series B convertible redeemable preferred stock, as compared to $93,000 for the nine months ended September 30, 2001.  The series B convertible redeemable preferred stock was outstanding for approximately two months during the nine month period ended September 30, 2001.  For the nine months ended September 30, 2002, we recorded accretive dividends of $308,000 related to the series C convertible redeemable preferred stock, as compared to $533,000 for the nine months ended September 30, 2001.  The series A and series C convertible redeemable preferred stock were each outstanding for approximately four months during the nine month period ended September 30, 2001 and approximately six months during the nine month period ended September 30, 2002.

Liquidity and Capital Resources

Our principal capital requirements have been to fund:

•acquisitions;

•working capital;

•software development costs; and

•capital expenditures for furniture, fixtures and equipment.

At September 30, 2002, we had cash and cash equivalents of $28.8 million and working capital of $18.7 million (including the effect of deferred revenue and customer deposits of $11.4 million). Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2002, an improvement from cash used in operating activities of $(251,000) for the same period in 2001. The improvement in operating cash flow results from the growth in recurring revenue attributable to our change to a subscription pricing model, operating savings attributable to the successful integration of the completed acquisitions and increased growth of our business. Operating cash flow has been favorably impacted by the increased number of customer transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collections, as evidenced by the decrease in days sales outstanding from 40 at September 30, 2001 to 29 at September 30, 2002.  In order to capitalize on the strong interest in our new digital radiography products, we plan to increase our investment in sales and marketing infrastructure and promotional efforts by approximately $2.0 million on an annualized basis beginning in the fourth quarter of 2002.

For each of the periods presented, the majority of our cash used for investing has been for acquisitions.  In the first quarter of 2002 we completed an acquisition and funded the $2.2 million purchase price from the proceeds of borrowings together with our current cash balance. In June 2002, we acquired a minority interest in PracticeWares for $1.0 million in cash and loaned this affiliate $3.5 million.  We expect to be repaid one half of this loan once PracticeWares enters into a financing arrangement with a senior lender.  In October 2002, we completed two acquisitions and funded the $9.0 million purchase price from existing resources.  The remainder of our investing activities have consisted of capital expenditures for equipment, software development costs and other intangibles. For the remainder of 2002 we expect to incur capital expenditures of $500,000 related to property and equipment and $400,000 related to capitalized software, and we plan to fund these additions from operating cash flows.  For 2003, we expect to incur capital expenditures of $3.0 million related to property and equipment and $1.5 million related to capitalized software.  We plan to fund these additions from operating cash flows.

During 2002 our financing activities consisted of the following:

•                  Completion of a public offering of our common stock raising approximately $63.8 million net of the underwriters discount and other offering expenses;

•                  Repayment of the outstanding principal related to our credit facility of approximately $21.7 million;

•                  Redemption of the series A convertible redeemable preferred stock.

During 2001 our financing activities consisted primarily of the sale of our common and preferred stock, the proceeds of which were used to fund our acquisitions and operations.  During the fourth quarter of 2001, FINOVA Capital Corporation, our primary lender, agreed to defer the scheduled principal payment that was originally due during the first quarter of 2002. Principal payments of 5.0% per quarter commenced in the second quarter of 2002.  We used $20.6 million of proceeds from the public offering to repay all of the remaining outstanding principal under the facility in June 2002.

We previously had three series of preferred stock outstanding.   Concurrent with the offering, we redeemed all of the outstanding series A shares and accrued dividends for $15.0 million in cash, 967,742 shares of our common stock and a warrant to purchase 450,000 shares of our common stock. The series B shares have a liquidation preference of $5.2 million, accrue dividends at 6.0% per annum and are convertible into our common stock at the then applicable conversion price (or approximately 153,000 shares at September 30, 2002). The shares are redeemable at the option of the holder after August 8, 2006. In connection with the offering, Crescent International Limited (Crescent) holder of the series C preferred stock, converted the remaining 44,000 shares of the series C shares into 339,932 shares of our common stock.  Crescent had previously converted 56,000 shares into 432,641 shares of our common stock. We no longer have any series C preferred stock outstanding.

Assuming our series B preferred stock issuance is not converted, our future contractual cash obligations, excluding interest and dividends, are as follows:

	2002 (October-December)	2003	2004	2005	2006
(In thousands)
Long-term debt	$214	$1,078	$1,070	$452	$434
Capital lease obligations	36	95	31	3	—
Operating leases	469	1,881	1,639	1,526	1,432
Preferred stock	—	—	—	—	5,199

Total

$

719

$

3,054

$

2,740

$

1,981

$

7,065

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  The new Standards prohibit the use of the pooling of interests method of accounting for business combinations initiated after September 30, 2001. Acquired intangible assets will be required to be recognized apart from goodwill if the acquired intangible assets meet certain criteria. Other intangible assets will continue to be amortized over their useful lives. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests.

Pursuant to SFAS No. 142, we did not amortize the goodwill generated from any acquisitions closed subsequent to July 1, 2001. Additionally, on January 1, 2002, we discontinued the amortization of the goodwill generated from acquisitions closed prior to July 1, 2001. For the three and nine months ended September 30, 2001, goodwill amortization amounted to $5.9 million, or $0.65 per share, and $10.7 million, or $1.20 per share respectively. As required by this new Standard, we completed the initial impairment test during the second quarter of 2002 and no impairment was recorded.  The Company completed the initial impairment test during the second quarter of 2002 and no impairment was recorded.  As previously indicated, we will perform the annual impairment test as of October 1 of each year.  We are in the process of performing the annual impairment analysis and we do not anticipate recording any impairment as a result of this analysis.  Further, as required by SFAS No. 142, as a result of the recent significant decline in our stock price, we will perform an additional impairment analysis as of November 1, 2002.  We do not anticipate recording an impairment as a result of this analysis.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of this Standard did not have an impact on our earnings and financial position.

In May 2002, the FASB issued SFAS No. 145, Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. We adopted this Standard effective April 1, 2002.  We recorded debt extinguishment costs during the second quarter of 2002 of approximately $889,000 in conjunction with the repayment of the credit facility in accordance with this Standard.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of the adoption of this statement.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements that reflect managements current assumptions and estimates of future performance, the development and timing of PracticeWorks release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, plans, intends or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above and those discussed in the section entitled Risk Factors and elsewhere in PracticeWorks Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt is either at a fixed rate or is  non-interest bearing with imputed interest.  We do not trade in derivative financial instruments.

We also conduct operations in the United Kingdom, Sweden, Canada and Australia. Accordingly, we are subject to risk from exchange rate fluctuations between such local currencies and the U.S. dollar. For the three and nine months ended September 30, 2002, 10% of our total revenues,  compared to 8% and 9% respectively for the comparable periods of 2001, were earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. We do not conduct any currency hedging activities.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the accumulated other comprehensive income (loss) account, a component of stockholders equity. As of September 30, 2002, we have recorded a cumulative translation adjustment of $72,000.

We have no off-balance sheet arrangements, investments or guarantees.

The traded price of our common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees perceptions of various programs that involve our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of September 30, 2002 the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings incident to the ordinary course of our business. We are not a party to any legal proceedings which we believe are material, and we are unaware of any contemplated material actions against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 2002, the Company issued 52,107 shares of our Common Stock to three individuals who were principal stockholders of Crunchy Frog Software, Inc.  The shares were issued in satisfaction of an obligation to pay $900,092.00 on July 15, 2002, as an earn-out amount arising from a merger of Crunchy Frog with the Company’s predecessor on December 22, 1999.  The Company had the option of satisfying the earn-out amount with cash or stock.  We believe the offering and sale of the shares is exempt from registration under Section 4(2) of the 1933 Securities Act.  The principal stockholders who in 1999 acquired the rights to any stock or cash earn-out under the merger agreement were accredited investors.  The certificates representing the securities issued by the Company contained a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 25, 2002.  The stockholders voted on the election of two Class I directors and two Class II directors, as more fully described in our definitive Proxy Statement, dated June 27, 2002.  The votes were as follows:

	For	Against	Abstain

James C. Davis	11,574,405	0	1,770,207
William R. Jellison	13,267,817	0	76,795
James K. Price	11,582,749	0	1,761,863
Raymond H. Welsh	13,273,863	0	70,749

The stockholders also voted upon the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2002.  Stockholders voted 13,221,132 shares for and 118,858 shares against such ratification.  Stockholders abstained from voting 4,621 shares on the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.           Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K dated September 13, 2002 under item 5 reporting the addition of a seventh member to the Board of Directors.

We filed a Current Report on Form 8-K dated November 5, 2002 under item 5 reporting the adoption of a Stockholders Rights Plan and the declaration of a dividend of one stock purchase right for each share of common stock outstanding on November 18, 2002, the record date for the dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2002.

PRACTICEWORKS, INC.

/s/ JAMES K. PRICE
James K. Price
President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES A. COCHRAN
James A. Cochran
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James K. Price, Chief Executive Officer of PracticeWorks Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of PracticeWorks, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ James K. Price
		Title:	Chief Executive Officer

CERTIFICATIONS

I, James A. Cochran, Chief Financial Officer of PracticeWorks Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of PracticeWorks, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ James A. Cochran
		Title:	Chief Financial Officer