Form 10-K
period 2002-12-31
PRACTICEWORKS INC
filed 2003-03-31
CIK 1121786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-16079

PracticeWorks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2259090 (IRS Employer Identification No.)

1765 The Exchange, Suite 200, Atlanta, Georgia (Address of Principal Executive Offices)	30339 (Zip Code)

Registrant’s telephone number, including area code:    (770) 850-5006

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01

Series B Convertible Preferred Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the common equity held by non-affiliates of the Registrant (16,198,373 shares, assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 28, 2002 (based on the closing sale price of the Registrant’s common stock, par value $0.01 per share, $18.45 per share, as reported on the American Stock Exchange on such date) was $298,859,982. 17,603,821 shares of common stock were outstanding as of March 1, 2003.

Item 1.     Business

General

We are the premier provider of software-based information management technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons in the United States, and, through our Trophy subsidiary, we are the world’s leading provider of digital and conventional radiology equipment for dental applications. Our product offerings include practice management applications, digital radiography systems, cosmetic imaging systems, electronic data interchange (EDI) and other e-commerce services and conventional x-ray equipment. We also offer ongoing maintenance, support and training related to our practice management software products. Our business is divided into segments as follows: (i) our information management technology systems and related services business, which is in turn divided into a domestic and an international segment; and (ii) our Trophy radiology business.

PracticeWorks, Inc. was incorporated in Delaware in August 2000 and operated as a division of VitalWorks Inc. until March 5, 2001, when it became an independent company as a result of a spin-off to the shareholders of the former parent.

Our Strategy

Our objective for our information management business is to enhance our position as the premier provider of software-based information technology systems for the dental services industry in our markets. Our objectives for our Trophy radiology business are to enhance Trophy’s position as the world’s leading provider of digital and conventional radiography systems in Europe and Japan and to become the premier provider of such products in the United States. Our principal strategies to meet these objectives are:

Promoting Our Practice Management Applications to New and Existing Customers.    In addition to promoting our applications to new customers, we actively offer existing customers using our older classic applications the opportunity to upgrade to our core technologies and subscribe to new products. These core technologies offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. Based on our experience in the information technology industry, we believe providers traditionally upgrade to new practice management systems approximately every five to seven years. These upgrades should result in continued new revenue for us.

Increasing Trophy’s Market Presence.    We believe that the demand for digital radiography will continue to gain momentum as providers continue to move to an automated office environment and a digital solution continues to gain acceptance as a better, more efficient alternative to conventional x-ray film. We believe that Trophy’s reputation for superior digital imaging systems, combined with the integration that exists between Trophy’s digital imaging products and our practice management applications will make us the preferred and logical choice of our large customer base in the United States as it converts from conventional x-ray film to digital, as well as the preferred choice for new customers seeking new or better solutions for their practice automation and modernization needs. Although Trophy has long been a premier provider in Europe and Japan, the United States, the largest dental market in the world, represents only about ten percent of Trophy’s revenues. We intend to aggressively promote Trophy’s products in the United States and to continue to promote Trophy in its traditional markets of Europe and Japan as well as the rest of the world.

Providing Additional Products and Services.    As we have done in the recent past with the addition of new products such as cosmetic imaging and digital radiography, we expect to continue to develop new products and services that will benefit our customers’ practices. Furthermore, we believe that existing customers will take advantage of our EDI and other electronic services, because of the efficiencies that these services can provide. We also intend to continue to promote our maintenance and support services to customers who operate with one of our practice management software products, but who may engage third-party providers for support, training and maintenance.

Generating Recurring Revenues from Subscription Pricing.    In addition to our historical practice of selling licenses to our information management systems for a one-time fee plus ongoing maintenance and support fees, we also offer our information management systems on a subscription basis. This pricing methodology bundles the license fee with ongoing maintenance and support for a consolidated monthly charge. Since beginning this pricing methodology in the last two years, approximately 70% of our new information management system sales have been through subscription pricing, and 9% of our total information management customer base is currently under subscription pricing. Although recurring revenue will decrease as a percentage of total revenue as a result of the Trophy acquisition, because Trophy digital systems are more often acquired outright through a purchase rather than through subscription, we intend to increase the percentage of customers using our subscription-pricing model for our non-Trophy products and services in order to enhance the reliability and consistency of our revenues. We will continue to market subscription pricing to existing customers primarily in conjunction with our efforts to upgrade those customers to our core information management applications. New customers will be offered subscription pricing for all of our products and services, although we expect these customers will also prefer to purchase rather than subscribe to Trophy digital systems.

Creating a Strong Brand Identity for PracticeWorks and Trophy.    We have implemented programs designed to create a strong brand identity for PracticeWorks, and we will expand those efforts to also create a strong brand identity for Trophy in the United States. Our marketing programs include direct mailings, advertising, participation in trade shows, promotions at user group meetings and seminar programs that enable us to meet face-to-face with existing and potential customers in major U.S. cities. Through our various marketing programs, we will continue to stress the benefits of our offerings and the reasons a provider should choose our products over those of a competitor.

Information Management Business

Overview

We provide software-based information technology systems for dentists, orthodontists and oral and maxillofacial surgeons. Our applications and services are designed to automate dental practices, resulting in greater efficiency, lower costs and higher quality care. As of December 31, 2002, we had an installed base of approximately 77,000 providers, including approximately 52,000 dentists, 5,000 orthodontists and 6,000 oral and maxillofacial surgeons in the United States and approximately 14,000 providers primarily in Sweden and the United Kingdom. Our large installed customer base provides us with recurring revenues from our maintenance, support and other services and applications offered under our subscription-pricing model. It also gives us the opportunity to pursue growth through sales of emerging information technology products and other services such as cosmetic imaging software and Trophy digital radiography systems to our existing customers.

Our practice management applications assist our customers in virtually every aspect of their practices, including administrative, financial and clinical functions. The administrative and financial applications include appointment scheduling, patient registration, correspondence, management reporting, insurance billing, patient billing and accounts receivable management. Clinical applications include documentation of patient visits, patient billing and treatment planning. We also offer cosmetic imaging software and digital radiography systems that provide our customers the opportunity to operate more efficiently, market new services and generate incremental revenue. Similarly, the electronic data interchange, or EDI, component of our applications can improve a practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payors and more efficient processing of patient statements. In addition, we offer other electronic services to our customers that we believe provide opportunities for future growth.

Another significant component of our business is providing ongoing maintenance, support and training to new and existing customers. Our maintenance services include monitoring and developing enhancements to our software products, which we make available to our support and maintenance customers. Our support services are provided primarily by our staff of well-trained telephone support personnel. We provide on-site and remote training to all of our new customers as well as to our existing customers who request it.

In the United States, we offer our products and services on a 36-month subscription basis, which reduces the initial cash outlay that the purchase of software licenses and practice applications often requires. If they desire, our customers may purchase our products in the traditional manner by paying a one-time license fee plus a recurring monthly support and maintenance fee. Our customers’ reliance on our systems and high level of support and maintenance for the mission-critical aspects of their practices keeps us in close contact with them and leads to additional sales opportunities. This reliance and proximity, combined with the difficulty in transferring data to competitive systems, accounts for our historically low customer turnover. In addition, our regular interaction with our customers gives us opportunities to upgrade our customers to our most advanced applications as well as to market our full suite of products and services.

We expect our growth in the United States to continue in part from sales of additional products and services to our existing customer base. We also believe there is potential for growth of our information management business in Europe both organically and through acquisitions. Through our existing operations in the United Kingdom and Sweden, we have established much of the infrastructure we expect to need for this expansion, including a Europe-based management team focused solely on international operations.

Practice Management Applications and Services

Application Features.    Our practice management applications are designed to automate the administrative, financial and clinical information management functions for dental, orthodontic and oral and maxillofacial surgery practices. Our applications are also scalable, providing the flexibility to serve practices of all sizes and with multiple locations. Our applications include the following standard features and functions that are essential to our customers’ practices:

•	Administrative Management. Appointment scheduling, patient registration, resource management, patient correspondence, referral management and management reporting;

•	Financial Management. Payor billing, patient billing and accounts receivable management; and

•	Clinical Information Management. Complete documentation of patient visits, patient dental history and treatment planning.

In addition to providing standard practice management features, our specialty-specific applications offer advanced features that serve orthodontic and oral and maxillofacial surgery practices. Some of these advanced features are summarized in the following chart:

Specialty Area	Specialty-Specific Features
Orthodontics	• Contract billing via payment coupons
• Time scheduling by units of doctor and assistant time per procedure
• Treatment charting
• Diagnostic and treatment planning
• Automatic patient treatment milestone tracking
• Imaging

Oral and Maxillofacial Surgery	• Medical and dental claim processing and cross-coding
• Surgery narrative reporting
• Surgery stage tracking
• Implant tracking
• Pretreatment estimating and treatment planning
• Image integration into patient records

Current Applications.    We classify our existing practice management applications as either core or classic. Core applications are those we currently market to new and existing customers and are the focus of our ongoing product development efforts. Core applications offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. Classic applications, while continuing to offer adequate functionality, may lack the most advanced practice management features and may not be designed for the latest generation of operating systems. We have designated as “classic” some of our applications that offer advanced functionality and operate on the latest generation of operating systems, because we have a core application that we believe better serves the same market.

As of December 31, 2002, approximately 57% of our customers used core applications, while approximately 43% used classic applications. We believe there is a significant opportunity to upgrade those customers utilizing classic applications to our core applications. As part of our strategy to upgrade our customers to our core applications, we no longer actively market our classic applications. We will, however, continue to provide support for those applications until we determine, on a case-by-case basis, that it is no longer cost-effective to do so.

Subscription Pricing.    Under our subscription-pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users, which may include practitioners and support staff. The subscription fee is set by a contract that is typically 36 months in length. Subscription pricing also provides our customers with protection against application obsolescence because we provide our customers with upgrades for no additional charge as we expand the functionality of our applications.

Electronic Data Interchange

By using the EDI component of our practice management applications in conjunction with our electronic gateway, customers are able to (1) determine patient insurance eligibility, (2) submit insurance claims to independent national clearinghouses that then forward the claims to payors and (3) submit patient billing information to clearinghouses that process, print and mail patient statements and provide billing reports to the customer. The use of our EDI services can improve a practice’s cash flow by enabling both more accurate and rapid submission of claims to third-party payors and more efficient generation of patient statements. Furthermore, our EDI application is an integrated component of most of our practice management applications, enabling customers to submit information to clearinghouses via our gateway without the need to access a separate system or re-enter data. Customers pay for this service on a per-transaction basis.

Dicom Cosmetic Imaging

The Dicom Digital Imaging Suite of software applications includes imagExplorer™, imagEditor™, imagSimulator™ and Whitener modules. This digital imaging system for dentists is an easy-to-use add-on module for our dental practice management products. It provides powerful image management, editing, annotation and treatment simulation capabilities for dentists and their staff. The Dicom Digital Imaging Suite also provides a powerful communications tool that benefits dentists, dental laboratories and insurance companies due to its strong functionality and ease of use.

Internet Services

PW Exchange.    PW Exchange, our e-commerce application accessible on the Internet, is designed to reduce administrative effort and increase the efficiency of the procurement function of a practice by enabling online purchasing of dental and orthodontic supplies, office supplies and promotional materials at competitive prices from a single source. PW Exchange features an electronic catalog of the supplies offered by our e-commerce suppliers and permits them to promote special offerings. Customers create orders by selecting products from this catalog, and PW Exchange sends the order to be fulfilled by one of our e-commerce suppliers. PW Exchange also offers an inventory management function that can automatically generate practice-specific supply orders for orthodontic supplies based on the pre-determined needs of the practice.

Other Electronic Services.    Healthcare practices are increasingly establishing their own websites to market their services and provide information about their practices over the Internet. To serve this growing demand, we offer SiteBuilder, our Internet-based personalized website development application. SiteBuilder easily and economically allows a provider to create a personalized website using templates and available graphics. Through communications functionality, known as e-Link, currently available in our core practice management applications, our customers’ websites may be integrated with their practice management application that enables them to provide an interactive, secure, encrypted communication link for their patients. This functionality provides our customers with the option to allow patients to request an appointment, receive confirmation of an appointment, obtain account information, update their demographic data and communicate with the customer via email.

In addition, we continue to develop our Internet portal, or website, whereby customers will be able to access PW Exchange and SiteBuilder. Our portal will feature Internet-based training and support services and a customer service application.

Sales and Marketing

Sales

In the United States, we offer both our information management products and services and Trophy radiology systems primarily through a direct sales force that is organized by geographic territory and consisted of approximately 70 sales representatives as of December 31, 2002. Each of our representatives has been trained and is able to sell all of our products and services offering to all dental providers within their assigned territory. Some of our representatives focus and specialize, however, on promoting specific products and services. We utilize software that provides our sales force with tools for remote generation of proposals and quotes and provides our sales management tools for lead tracking, sales forecasting and customer base forecasting.

We focus our sales efforts on the following initiatives:

•	promotion of core applications as upgrades for existing customers or to new customers;

•	promotion of our Trophy radiology products in the United States;

•	promotion of our maintenance and support services to existing customers who do not currently subscribe to these services;

•	increased utilization of our EDI applications, PW Exchange and other electronic services by new and existing customers through a direct marketing campaign; and

•	encouragement of existing customers to convert to subscription pricing as their maintenance and support contracts expire or when they upgrade to one of our new core products.

Marketing

We have committed resources to a focused marketing program. We believe we were successful in continuing the branding of the PracticeWorks name in 2002. We are continuing programs that will promote market awareness of our brands. Our marketing program includes the following components:

•	Continuation of our Branding Campaign. We brand all components of our information management technology systems with the PracticeWorks, SoftDent, Trophy and other marks owned by us. In addition, we use our distinctive marks in connection with all trade shows and medical journals.

•	National Seminar Program. Our ongoing seminar program enables us to meet face to face with thousands of existing and potential customers in major U.S. cities to strengthen our customer relationships and apprise them of the new products and features available through our practice management applications and services.

•	Lead Generation. We have implemented a lead generation application to track our contact with existing and potential customers in order to increase the efficiency and management of our sales and our marketing efforts.

We target our customers principally through customer referrals, participation in trade shows, our seminar program, direct mailings and advertising.

Customers

As of December 31, 2002, our information management business had an installed customer base of approximately 63,000 providers in the United States, including 52,000 dentists, 5,000 orthodontists and 6,000 oral and maxillofacial surgeons. We have systems installed in all 50 states.

In addition, as of December 31, 2002, we had an installed customer base of approximately 14,000 providers outside of the United States, primarily in Europe, approximately half of which were in the United Kingdom and half in Sweden.

Customer Service, Support and Training

Our support staff provides a wide range of customer support functions. As of December 31, 2002, we employed approximately 300 functional and technical support personnel who work directly with our customers to resolve technical, operational and application problems or questions.

Our support staff also assists with the implementation process. Implementation consists of training, hardware integration and, with respect to new customers or existing customers that are upgrading from our classic systems, data conversion. We train providers and their staffs on the use of our products through remote and on-site training, and we regularly offer seminar training in major U.S. cities. Data conversion is generally performed while providers are using their existing practice management systems so that the day-to-day operations of their practices are not interrupted. We have established a centralized data conversion center, which we believe will enable us to more efficiently and effectively perform customer data conversions. Hardware support is generally provided directly by the manufacturer or its authorized reseller, although we provide the first level of telephone support and dispatch the service call to the appropriate vendor.

We also have centralized our support service for our applications. We believe this is a more cost-effective way to offer a higher level of support to our customers. We plan to utilize the capabilities of our support staff through the implementation and use of sophisticated computer software that keeps track of solutions to common computer and software-related problems. Use of this software will allow our support staff to learn from the experience of other personnel within our company and is expected to reduce the time required to respond to support requests.

We recently have introduced remote training via the telephone and Internet. We are also developing Internet-based maintenance and support services. Remote training enables us to deliver training to a customer without the significant disruption of their normal business routine that on-site training requires. Internet-based training allows our customers and their office staff to learn to utilize their practice management systems as needed and on a more consistent basis than periodic on-site training or seminars.

Product Development

We focus our product development efforts on our core applications, including integration of our practice management and imaging systems, as well as our classic products. Our product development staff develops additional functionality for our applications by regularly communicating with our customers, our customer service and support staff and our sales representatives to ensure our applications continue to meet evolving market demands and by assessing the best attributes of our classic applications. Through our Thought Leaders program, whose members are selected from leaders in the various fields of dentistry, we have formalized our efforts to seek and receive input on our products and services and the needs of practitioners. In addition, we actively seek feedback from our customers through end user group meetings.

As of December 31, 2002, we had approximately 35 employees performing product development functions and 15 performing quality assurance checks on our information management products. We spent approximately $3.4 million, $2.2 million and $3.5 million on research and development activities on our information management business, net of amounts eligible for treatment as capitalized software development costs, during the years ended December 31, 2002, 2001 and 2000, respectively.

Technology

Operating Systems

We believe that PC-based practice management systems are standardizing on the Windows family of operating systems. Our PC-based core applications use industry standard relational database software and Microsoft Corporation’s operating system software, such as Windows 98, Windows 2000 and Windows XP.

Privacy Issues

Because our applications and services are utilized to manage and transmit highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential personal health information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

•	security that requires a password to access our systems;

•	user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;

•	encryption of data relating to e-commerce transactions transmitted over the Internet; and

•	use of a mechanism for preventing outsiders from improperly accessing private data resources on our internal network commonly referred to as a “firewall.”

The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the final rule regarding security standards published on February 20, 2003 and the proposed rule regarding electronic signature standards in connection with HIPAA. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

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

Employees

As of December 31, 2002, we employed approximately 700 full-time employees in our information management business, none of whom is covered by a collective bargaining agreement. From time to time we employ a small number of part-time personnel.

Competition

The market for software-based information management technology systems for the dental services industry is competitive, rapidly evolving, highly fragmented and subject to swift technological change. Our primary competitors are national, regional and local practice management application providers, including Dentrix Dental Systems, Inc. and Easy Dental Systems, both subsidiaries of Henry Schein, Inc., as well as EagleSoft, a subsidiary of Patterson Dental Company. Each of these companies can be expected to compete with us within various segments of the market for information technology for dentists, orthodontists and oral and maxillofacial surgeons.

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

We believe that we compete favorably with respect to all of these factors.

Trophy Radiology Business

Overview

In December 2002, we acquired Trophy Radiologie S.A., a developer and manufacturer of a complete line of radiology equipment for dental applications, including its flagship RVGTM digital imaging sensor and related software, high performance computer controlled digital panoramic imaging systems and intra-oral cameras. In addition to being a premier manufacturer of conventional x-ray systems, Trophy pioneered the development of intra-oral digital imaging systems that allow traditional x-ray equipment to generate x-ray images instantly without film or other consumables. We believe Trophy’s RVG digital sensors and software make Trophy the first and only digital intra-oral system that has equaled or exceeded the performance of x-ray film. Prior to the acquisition, we had been a preferred distributor of Trophy’s digital sensor products in the United States since early 2002. We acquired Trophy in order to take full advantage of the growing demand for and acceptance of digital imaging products worldwide. Digital solutions are used in the most successful dental practices to improve time management and increase productivity per chair. Trophy’s digital imaging systems allow a dentist to obtain a high resolution x-ray image in a more versatile, useable electronic format with added benefits of reduced radiation exposure to the patient and elimination of chemicals and film. Office productivity is enhanced from the elimination of traditional film development processing.

Trophy Products

Digital Imaging.    Trophy offers a full line of digital radiography systems covering all intra-oral procedures. Dental radiology equipment typically consists of an x-ray generator and an electronic control unit. In 1983, Trophy pioneered the development of its RVG digital imaging system which allows conventional x-ray equipment to generate x-ray images instantly without requiring film or other consumables and offers better diagnostic capabilities than conventional film. Digital systems also require significantly less x-ray radiation exposure than conventional x-ray equipment. As dental providers continue to move to an automated office environment and digital imaging continues to gain acceptance as a better and more efficient alternative to conventional x-ray film, we expect increasing demand for Trophy’s digital products. All of Trophy’s digital products are integrated with our core practice management applications and bridged both to our classic practice management applications and to those of our primary competitors. Trophy’s digital imaging products include the following:

•	RVG™ Digital Sensor. The RVG digital imaging system consists of an intra-oral sensor linked to a personal computer. The RVG system requires significantly less x-ray radiation than conventional equipment and produces images that we believe equal or surpass conventional x-ray film. Other RVG benefits include a zoom mode for more detail, measurement capabilities, video inversions and filters, all of which makes diagnoses easier and more efficient.

•	TrophyPan™ Digital Panoramic System. A panoramic system allows providers to take images of a patient’s entire jaw, a necessary tool for dental practitioners. TrophyPan, introduced in April 2002, is Trophy’s newest panoramic product using digital technology. It is the first such product designed as a digital system from the beginning rather than as an add-on or retrofit to a conventional panoramic machine. We believe its optimal ergonomics and user-friendly design make it the easiest panoramic unit to use in the industry. We believe it is also the first computer controlled digital system available in the market, allowing the creation of digital panoramic images simpler than ever before. TrophyPan’s front-entry design makes it easier to position the patient, thereby avoiding uncomfortable positioning and alignment errors. Among other things, TrophyPan allows for patient participation in professional treatment plan presentations and makes copying, transmission and storage of records easy.

•	DigiPan™. DigiPan is a digital cassette utilizing RVG technology that replaces the film cassette on conventional x-ray panoramic equipment. DigiPan can be retrofitted onto conventional panoramic units of many manufacturers. It offers the owners of such conventional equipment all the benefits of RVG digital technology, including integration with practice management applications.

•	Stomavision Digital Intra-Oral Camera. The Stomavision camera allows the provider to show the patient in real time the dental work that needs to be, or is being, performed.

Conventional X-Ray.    Trophy also manufactures and sells two models of conventional x-ray generator units, both of which are fully compatible with the RVG digital imaging system.

•	Irix™ 70. The Irix 70 x-ray generator unit has historically been one of Trophy’s best selling products. The Irix 70’s scissor arm provides precise positioning, limiting retakes and increasing efficiency. The Irix 70 also has the ability to switch from conventional to digital imaging by pressing a button on its microprocessor-driven control panel.

•	Elitys®. The Elitys x-ray generator unit utilizes very high frequency technology to offer decreased levels of radiation together with control of exposure settings. As is the case with the Irix 70 unit, the Elitys unit provides superior ease-of-use and positioning through its combined spring and oil/air-powered scissor arm and is compatible with Trophy’s RVG digital imaging technology.

Sales and Marketing

Sales

In Europe, we offer Trophy products primarily through a well-established network of approximately 550 distributors supported by local Trophy sales offices in France, the United Kingdom, Belgium, Germany, Italy and Spain. These distributors sell both digital and conventional systems primarily on a non-exclusive basis. In the U.S., we sell Trophy’s digital radiology products exclusively through our information management products sales force while we sell its conventional radiology products through independent non-exclusive dealers. In Japan, we sell our Trophy products through an exclusive distribution arrangement with a Japanese dental products manufacturer. In the rest of the world, Trophy generally uses one dealer per country, typically on a non-exclusive basis. In France, Trophy also has an in-house sales and service team that supports its dealer network and pursues large orders in Eastern Europe, Asia, the Middle East and South America. During fiscal year 2002, no Trophy distributor represented more than five percent of Trophy’s revenue except for Trophy’s exclusive distributor in Japan, which represented 8% of Trophy’s revenues.

Marketing

In the United States, we are committed to a marketing program designed to create strong brand identity and brand awareness for Trophy. This program will be part of and work in conjunction with the marketing program for our information management business described elsewhere in this report. In Europe, the Trophy brand name is well known, and we market Trophy brand products throughout Europe in a variety of ways, including by attending trade shows and advertising in industry publications.

Customer Service, Support and Training

Our distributor network is supported by Trophy’s sales and support staff of approximately 100 employees located in its offices in France and at its international sales subsidiary locations.

Product Development

We focus our product development efforts on our digital imaging, software and conventional x-ray systems as well as new products. These efforts concentrate on exploring alternative imaging technology and improving ergonomics and ease of operation and installation, all while maintaining or improving our image quality. We also devote a considerable amount of resources to continually improve processing techniques, comply with regulatory requirements and improve ease of use.

As of December 31, 2002, we had approximately 30 employees performing product development functions. Research and development expenditures are anticipated to be $3.0 million for 2003.

Manufacturing

We have one manufacturing facility for our Trophy products, which is located near Paris, France. This facility also serves as the principal business office for our Trophy operations.

Trophy currently utilizes three production lines and one distribution line in the manufacture of its dental products. The three production lines are organized for (i) the manufacture of conventional dental products (Irix and Elitys), (ii) the manufacture of dental imaging products (RVG, STV, DigiPan) and (iii) the manufacture of TrophyPan units.

Trophy is one of only a few manufacturers worldwide that are capable of the complete manufacture of x-ray generators: winding operations, oil filling of x-ray head containers and x-ray tube fabrication. Trophy also manufactures the major components of the RVG sensor and the TrophyPan and DigiPan units. Trophy’s production staff is highly skilled and capable as a result of internal training programs and long length of service.

Trophy operates on a just-in-time production schedule. Trophy utilizes various subcontractors for sheet metal parts production, painting, mechanical works and most PC-board devices. Main subcontractors are located in France and all operations and components are made according to Trophy’s specifications. For all purchased components, suppliers are required to send quality reports certifying the conformity of their products to Trophy’s norms and requirements. Components are checked by a Trophy team upon taking delivery. During the manufacturing process, quality control is maintained at each and every level both by the working operators and the team managers. All finished products are checked for quality control purposes before packing, according to checklists, and a delivery report must be issued before any product is permitted to leave Trophy’s facility.

In March 1998, Trophy became an ISO 9001 certified company. All Trophy’s products involving ionizing x-ray radiation, such as Irix, Elitys, and Digital Panoramic (class Iib) units, are subject to CE Marking, pursuant to European Directives 93/42/EEC, annexes III and V. The other non-active dental products, such as RVG, STV, and DigiPan (class I), are subject to CE Marking, pursuant to the same above Directives, annex VII. New products under development will be submitted to CE Marking, under annex II.

Employees

As of December 31, 2002, we employed approximately 280 full-time employees in our Trophy business, primarily in France and other European countries. As required by French law, the employees of Trophy are represented by a Labor Council of ten members. One of these members represents Confédération française et démocratique du travail, and another represents Confédération générale des travailleurs, two unions. In addition, our employees in Europe have significant rights provided by their respective government’s employment regulations. We consider our relations with our Trophy employees to be good.

Competition

The market for dental radiology systems is intensely competitive and includes a number of companies, both within and outside the United States. Trophy’s primary competitors vary by product category. In conventional x-ray systems, our primary competitors are Gendex (a subsidiary of DENTSPLY International in the United States), Sirona of Germany, and Planmeca and Instrumentarium-Soredex, both of Finland, and there are as well other smaller companies who compete in this product category, primarily in developing countries. In digital radiology, including panoramic systems, our primary competitors are three U.S.-based companies, Schick Technologies, Inc., Gendex and Dexis. Primary competitive factors include integration with practice management applications, image quality, ease of operation, product features and functionality and price. We believe we compete favorably with respect to all of these factors.

The Dental Industry

Overview

According to the Centers for Medicare & Medicaid Services, spending on dental services in the United States reached approximately $65.6 billion in 2001. Dental services are expected to grow at a compounded rate of 5.5% annually through the year 2012, when total dental care would account for approximately $118.0 billion of healthcare expenditures in the United States. Based on our experience in the industry, we believe the primary drivers of growth in dental services include the aging population, natural teeth being retained longer, changing dental procedures and preventative care trends, general population growth and an increase in private dental insurance. According to Dorland Healthcare Information, a healthcare industry research firm, orthodontic services were estimated to have represented $4.4 billion of total dental services expenditures in 2000, an increase of 7.3% over the previous year. Information about the oral and maxillofacial surgery market is not available and is not included in the dental services industry data discussed above.

The dental services industry in Europe differs notably from the current market in the United States in two major respects. First, in contrast with the United States, where we believe a substantial majority of practices are automated or computerized, we believe that roughly half of the practices in Europe are currently automated or computerized. Second, in most European countries, the market for practice management software applications in the dental services industry is fragmented, with no clear leader.

Information Technology

Information from the American Dental Association indicates that dental practitioners are increasingly utilizing information technology, including practice management applications, in their day-to-day operations to more efficiently manage their practices and control costs. Practice management applications include a range of software products for dentists and other dental healthcare providers that are used throughout the business day. Most practice management applications provide several common functions considered mission critical, including:

•	administrative functions, such as patient scheduling;

•	financial functions, such as patient billing and receivables management; and

•	clinical functions, such as preventative care notification.

Information technology and the Internet are becoming increasingly important and commercially viable means to reduce the current cost burden in the healthcare industry. Because of its size, fragmentation and dependence on information exchange, we believe the dental, orthodontic and oral and maxillofacial surgery markets are ideally suited to benefit from increased use of technology to control costs and manage complex data requirements. We believe a significant opportunity exists for companies like ours that have experience in delivering information technology systems to dental providers.

Digital Radiology

Dentists typically perform their own radiology work and, as a result, represent, as a group, one of the largest consumers of radiology products in the world. Until recently, conventional x-ray equipment using film was the only means available to dental providers. However, as digital technology has evolved to the point where image quality equals or exceeds conventional film while at the same time reducing radiation exposure, eliminating processing time and increasing overall efficiency, providers are increasingly migrating to digital, notwithstanding its higher initial cost. According to Business Communications Company, dental digital radiology has grown from an estimated $32 million industry in 1998 to an estimated $233 million in 2002, a compound annual rate of 64%. We believe that the worldwide market for digital radiology will continue to grow with a potential market that includes all dental providers practicing today and in the future. We believe the business is being driven by major demographic and socioeconomic trends as well.

Intellectual Property and Proprietary Rights

Our success and ability to compete depend in part on our ability to protect our proprietary intellectual property rights to our applications and services. To protect these rights, we rely primarily on a combination of patent, copyright, trade secret, service mark and trademark laws, confidentiality agreements with third parties, and protective contractual provisions such as those contained in agreements with companies with which we have business relationships, vendors and customers. In addition, our employees are expected to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information, but we may not have entered into these agreements in every case. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. In addition, competitors may independently develop applications and services similar to ours.

PracticeWorks, Trophy, RVG, SoftDent, Irix 70, Elitys, TrophyPan and DigiPan, among others, are trademarks owned by us to which we have registration rights, common law rights, or both.

Government Regulation

As a participant in the healthcare industry, our operations and relationships are subject to regulation by foreign, federal and state laws and regulations and enforcement by foreign, federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in compliance with existing laws that are material to our operations.

HIPAA.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate rules for, among other things, electronic transactions and protection of the privacy and security of individually identifiable health information.

A significant portion of our activities involves the receipt, delivery and potential use and disclosure of individually identifiable health information concerning patients of the dentists, orthodontists and oral and maxillofacial surgeons with whom we have direct contractual relationships. For example, we transfer individually identifiable health information to national healthcare clearinghouses through our EDI services, and we will transmit individually identifiable health information over the Internet in connection with our application service provider offerings. Additionally, we may receive certain types of individually identifiable health information when we convert a provider’s entire database in connection with the installation of new software or when we remotely access a customer’s computers to resolve hardware or software issues.

On December 28, 2000, the Secretary published a final rule, which was amended on May 31, 2002 and August 14, 2002, setting standards to limit the permissible use and disclosure of individually identifiable health information by healthcare providers, health plans and healthcare clearinghouses, known collectively as “covered entities” (the “Final Privacy Rule”). The Final Privacy Rule regulates so-called protected health information, or PHI, which encompasses all individually identifiable health information that is transmitted or maintained by a covered entity in electronic media or any other form or medium. The Final Privacy Rule establishes a complex regulatory framework on a variety of subjects, including (1) disclosure and use of PHI, (2) individuals’ rights to access and amend their PHI, and (3) individuals’ rights to an accounting of disclosures of PHI. The Final Rule generally prohibits any disclosure or use of PHI except as authorized either by the rule or by the patient under standards set by the rule. Most covered entities must be in compliance with the Final Privacy Rule on or before April 14, 2003. We are taking steps to ensure that our operations and contracts will be in compliance with the Final Privacy Rule and any revisions thereto on or before that date.

Although we are not a healthcare provider or a health plan, we offer certain electronic claims and billing services to our dental customers, which include the conversion and consolidation of certain healthcare claims data from non-standard to standard formats for submission to third-party payors or claims processing entities. As such, we may be considered a healthcare clearinghouse under the Final Privacy Rule. As a covered entity, we will need to comply with certain components of the Final Privacy Rule, including the implementation of new policies, procedures and employee training to protect the privacy of any PHI that we may receive from our customers when performing these types of clearinghouse services.

Certain requirements of the Final Privacy Rule also extend to so-called “business associates” of covered entities. Because we likely would be considered a “business associate” when receiving PHI to facilitate a client’s data conversion or when remotely accessing a client’s computers or providing other similar functions, our clients need to ensure that they have in place with us a contractual relationship that includes certain requirements to protect the privacy of any PHI that we may receive in the course of our relationship. Among other requirements, the contracts must specify that the business associate will: (1) only use or disclose PHI as permitted under the agreement and not in a manner that would violate the Final Privacy Rule; (2) use appropriate safeguards to prevent further use or disclosure of PHI except as permitted by the agreement; (3) report any known misuse of PHI to the covered entity; (4) make an accounting of any disclosures of PHI available to individuals as required by the Final Privacy Rule; (5) return or destroy any PHI at the termination of the relationship; and (6) require that the contract be terminated, if feasible, where it is determined that the business associate has materially violated it. In our conduct of certain clearinghouse and other services, we are considered a covered entity, and therefore we will enter into a business associate agreement with certain of our vendors as well.

In addition to the Final Privacy Rule, on August 17, 2000, the Secretary issued final rules for financial and administrative transactions and data elements for certain types of healthcare transactions that are transmitted electronically (the “Final Transaction Rule”), which were modified on February 20, 2003. Specifically, the Final

Transaction Rule establishes standards and data elements for eight financial and administrative transactions including: (1) healthcare claims or equivalent encounter information; (2) eligibility for a health plan; (3) referral certification and authorization; (4) healthcare claims status; (5) enrollment and disenrollments in a health plan; (6) healthcare payment and remittance advice; (7) health plan premium payments; and (8) coordination of benefits. Testing for the eight transactions covered by the rule must begin no later than April 16, 2003. Because of the complexity of these new requirements, we are in the process of reviewing all applications in an effort to ensure that the content and edits will conform to the Final Transaction Rule for our customers that submit any of the eight transactions electronically. While we will incur costs to become compliant with the Final Transaction Rule, management believes they will not have a significant overall impact on the Company’s financial results or operations.

Lastly, on February 20, 2003, the Secretary issued final regulations addressing security standards regarding electronic transmission of PHI under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements and/or amendments to existing agreements with certain of our customers restricting the dissemination of PHI and requiring implementation of specified security measures. The deadline for compliance with the security regulations is April 21, 2005.

State Privacy Laws.    In addition to the Final Privacy Rule, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential medical information and many are considering further legislation in this area. The Final Privacy Rule establishes minimum standards and would preempt conflicting state laws that are less restrictive than HIPAA but would not preempt conflicting state laws that are more stringent than any rules issued by the Secretary under HIPAA. As a result, both the Final Privacy Rule and state privacy laws may require changes to our applications and services, policies and procedures.

FDA Regulation.    The U.S. Food and Drug Administration, or FDA, has the authority to regulate “medical devices,” including x-ray and certain computer applications, when such devices are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of “medical devices”, as do various foreign authorities in their respective jurisdictions. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states also impose similar regulations on the use of x-ray producing equipment by healthcare professionals.

Expansion of our application and service offerings through the acquisition of Trophy subjected us to FDA regulation for the first time. In addition to our Trophy radiology products, however, there is always the possibility that the FDA could assert regulatory jurisdiction over other aspects of our business. FDA jurisdiction over Trophy products is well established, as discussed below. FDA’s extending jurisdiction to other aspects of our applications and services could materially affect our ability to introduce new applications and services in a timely manner because of the FDA approval process. In addition, compliance with FDA regulations could be expensive.

Radiological and imaging products that Trophy is currently manufacturing or has in developmental stages are subject to governmental clearance, including marketing clearance by the FDA. FDA approval typically requires extended evaluation to confirm that a medical device is safe and effective for its intended use. Medical devices cannot be legally marketed in the United States without FDA marketing clearance. There are no assurances that any product developed by us in the future will be given clearance by FDA or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect the marketing and sale of our products.

The FDA, under authority of the Federal Food, Drug and Cosmetic Act (“FFDCA”) classifies medical devices intended for human use as: Class I, Class II, and Class III devices. Class I devices are products which the

FDA may be reasonably assured are safe and effective by maintaining general controls over manufacturing, relating to such matters as adulteration, misbranding, registration, notification, records and reports. The STV Stomavision is a Class I device.

Class II devices require special controls such as promulgation of performance standards, post-market surveillance, patient registries or such other actions as the FDA deems to provide a reasonable assurance of safety and efficacy. With the exception of the STV Stomavision, all Trophy radiology products are Class II devices.

Class III devices are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices require extensive pre-market review by FDA prior to approval. None of our existing products are Class III medical devices.

Unless they fall into a narrow category of exempt devices, medical devices may not be commercially distributed in the United States unless they have been cleared by the FDA. Medical devices can receive such clearance in accordance with a Section 510(k) procedure or by Pre-Market Approval (“PMA”). A medical device that has been cleared by FDA for one particular purpose may not be marketed for applications that have not been cleared by FDA.

Under the 510(k) procedure, a manufacturer submits to the FDA a pre-market notification that it intends to begin marketing the device and provides information demonstrating that the device is substantially equivalent to another legally marketed product. The FDA will clear the device for marketing if the applicant can show that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness. The FDA may require a 510(k) notification to include data from human clinical studies.

Once the FDA issues a clearance letter confirming substantial equivalence to an already legally marketed device, marketing may commence. FDA is required by regulation to respond to a 510(k) notification within 90 days, but there are no assurances that the agency will provide a timely response, or that a finding of substantial equivalence will be made.

Pre-Market Approval (“PMA”) must be obtained for medical devices that do not qualify for the 510(k) procedure, because they are not substantially equivalent to a legally marketed device (or fall into the Class III device category), before they can be legally marketed in the United States.

The objective of the PMA application is to confirm that the medical device is safe and effective. PMA applications are complex submissions that include the results of clinical studies. FDA’s review of PMAs may be lengthy and the agency can request additional data. The FDA may take 180 days to review a PMA application, but the review is subject to extension. There are no assurances that the FDA will approve a PMA application.

The Trophy products marketed in the U.S. all have been cleared under the 510(k) procedure.

Medical device manufacturers and distributors are subject to continuing oversight by the FDA, including annual reporting and annually providing FDA with a list of commercially distributed medical devices. Medical device manufacturers must also comply with labeling requirements and manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing, and quality control activities.

The Medical Device Reporting regulations subject medical devices to post-market reporting requirements pertaining to instances where death or injury occurred, or malfunctions occurred in a manner that would be likely to cause a death or serious injury.

We are currently developing new products and making improvements to existing products. We expect to file 510(k) applications with the FDA in connection with our future products. There are no assurances that the clearance process will not be encumbered by requirements for additional data that may substantially delay the 510(k) process and result in substantial additional expense.

FDA clearance, if obtained, may further be subject to conditions on the marketing or manufacturing of the medical device which could impede our ability to manufacture and/or market the device. There are no assurances that products we may develop will be approved by or receive marketing clearance from applicable governmental authorities. The inability to obtain regulatory approval for and market new devices and enhancements to existing devices, could have a material adverse effect on our business.

FDA regulations are enforced by a variety of sanctions. Non-compliance can result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. It is also possible that new government regulations may be promulgated that could prevent or delay regulatory clearance of our products. Delays in clearance, failure to receive clearance or the loss of clearance previously obtained could have a material adverse effect on our business.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website, located at http://www.practiceworks.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

Risk Factors

We have a history of losses, and we may never achieve or maintain profitability.

We had net losses of $7.1 million for the year ended December 31, 2002. Our accumulated deficit as of December 31, 2002 was $32.5 million. We were not profitable during the last three fiscal years, and although we expect to be profitable in fiscal 2003, uncertainties still exist regarding our attainment of profitability.

Management and integration of the Trophy business may task our executive management, which could adversely affect our business.

We believe that the Trophy acquisition will allow us to remain at the forefront of developing trends in the modern dental practice and permit us to provide a complete digital solution for our customers. However, Trophy operations, which we anticipate will represent a significant portion of our overall business, include manufacturing operations conducted in France, where we have not previously had any experience conducting business. Although we have had success maintaining a European business presence in the past, our international business before Trophy did not approach the magnitude that Trophy represents, and U.S. management may face unexpected challenges related to having such a large part of its business conducted at such a remote distance from the U.S. operations. In addition, Trophy has added to our company an entirely new business segment of manufacturing. U.S. management personnel are not experienced in manufacturing on this scale and will necessarily rely on existing management at Trophy for the day-to-day operations of that segment. Trophy has a world-wide distribution network for its products and manages that distribution through a number of foreign subsidiaries. Most of those subsidiaries are located in jurisdictions in which our company has not previously had experience conducting business. The Trophy business may require additional management resources that may not be available in the company, and it may divert current executive management’s attention and efforts from our day-to-day operations in the U.S., including those related to our information management business, which could adversely affect our business.

We may be unable to set subscription fees at levels that will enable us to achieve profitability.

The success of our subscription pricing model for information management products depends upon our ability to set subscription fees for our applications and services at rates that will allow us to achieve profitability in our information management business. Under our subscription-pricing model, our customers pay a fixed, monthly subscription fee for our practice management applications, maintenance and support. The subscription fee is based on the practice specialty and number of authorized system users. The market for delivery of applications and services like ours on a subscription fee basis is not well developed. In addition, we expect to enter into multi-year agreements with subscribers pursuant to which subscription fees are typically locked in for 36 months, limiting our ability to increase our subscription fees for those subscribers. If we fail to appropriately price our subscription fees, achieving profitability in our information management business could take longer than expected, or we may never achieve profitability in that business segment. In addition, although we expect recurring revenues to continue to increase in amount, we expect them to decrease as a percentage of total revenues as a result of the Trophy acquisition.

We may not be able to achieve widespread recognition of our brand name, which would make it difficult to implement our business strategy.

Achieving market acceptance for our new applications and services and for our Trophy products in the United States will require continuous and substantial sales and marketing efforts and the expenditure of significant funds to increase awareness and demand by our current and prospective customers. The PracticeWorks name is relatively new and we expect to invest significant amounts on programs that will promote market awareness and identity of our brand. The same is true of the Trophy name in the United States. If we fail to successfully create a recognized brand name for PracticeWorks and Trophy in the United States, our ability to obtain new customers and retain current customers could suffer.

Our cosmetic imaging systems, digital radiography systems, and certain electronic services are new product offerings that may not achieve significant near-term adoption, and a lack of growth from these offerings may adversely affect our business model.

Our new cosmetic imaging and Trophy digital radiology systems have not yet achieved widespread market acceptance. We will need to devote substantial marketing efforts in order to drive market adoption of these products. We also intend to grow by encouraging dentists, orthodontists and oral and maxillofacial surgeons to place orders with suppliers over the Internet using our PW Exchange application and to access other services on our Internet portal. If these efforts are not successful and our customers do not utilize these products and services as we anticipate, our growth could be inhibited.

Technology systems may change faster than we are able to update our products, which could affect our ability to grow our business.

Although the healthcare industry, including dental, orthodontic and oral and maxillofacial surgery practices, historically has been slow to respond to technological advances, many vendors are introducing technologically advanced products in anticipation of growing demand. As a result, the healthcare industry is increasingly characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new applications and services. Our success depends partly on our ability to:

•	efficiently develop or enhance existing applications and services to meet our customers’ changing needs; and

•	effectively respond to technological changes and the new application and service offerings of our competitors.

If our competitors develop products or technologies that are better or more attractive than ours, or technological advancements render our applications and services obsolete, our business could be harmed.

Our Trophy products expose us to the risk of product liability, recalls and similar claims which may result in substantial damage awards and other costs which could have a material adverse effect on our business and results of operations.

Due to the nature of our Trophy products, we are subject to the risk of product liability, recalls and other claims in the event that the use of our products results in personal injury or other claims. Trophy has conducted recalls and other corrective actions, and experienced claims for property damage and/or personal injury (generally only minor in nature), with respect to the scissor arms of certain conventional x-ray machines manufactured prior to 1998. Although these recalls and corrective actions have generally been completed, certain claims and legal proceedings are still pending and the termination of these recalls and corrective actions may not necessarily preclude future product failures, recalls and additional claims for property damage and/or personal injury. Although we maintain insurance coverage related to product liability claims and, in connection with the Trophy acquisition, Trophy’s former parent agreed to indemnify us, subject to certain limits, for scissor arm claims related to products manufactured prior to 1998, there can be no assurance that product liability or other claims or costs related thereto will not exceed our insurance coverage limits or be subject to indemnity.

The markets we serve are highly competitive, and we may be unable to compete with businesses that may have greater resources than we have.

The market for providing information technology and radiology equipment to dentists, orthodontists and oral and maxillofacial surgeons is competitive. In our information management business, our primary competitors include national, regional and local practice management application providers, including Dentrix Dental Systems, Inc. and Easy Dental Systems, both subsidiaries of Henry Schein, Inc., as well as EagleSoft, a subsidiary of Patterson Dental Company. In our Trophy radiology business, our competitors include European and United States companies, including Gendex (United States), Sirona (Germany) and Planmeca and Instrumentarium-Sordex (both in Finland) in conventional x-ray, and Schick Technologies, Inc., Gendex and Dexis (all U.S.-based) in digital radiology. Furthermore, major software and radiology companies and other entities, including those specializing in the healthcare industry that are not currently offering applications, services or digital equipment that compete with our applications and products, may enter our markets.

Some of our competitors may have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships in the healthcare information technology and radiology markets than we have. We may not have the resources or expertise to compete successfully in the future. If we are unable to develop and expand our applications, services and products or adapt to changing customer needs as well as our current or future competitors are able to do, we may experience reduced profitability and a loss of market share.

We may need additional capital to finance existing obligations and to fund our operations and growth, and we may be unable to obtain additional capital under terms acceptable to us or at all.

We have certain obligations that may have to be refinanced. As of December 31, 2002, the principal balance of our Bank of America credit facility was approximately $39.0 million out of $45.0 million available under the facility. The credit facility has a three-year term and matures on December 23, 2005. In addition, if our series B convertible preferred stock is not converted prior to August 8, 2006, we would be required to redeem this preferred stock at a redemption price equal to the liquidation preference, $5.2 million as of December 31, 2002, plus accrued and unpaid dividends ($451,000 as of December 31, 2002). In addition to the foregoing, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. We cannot assure you that we will have sufficient funds available to pay our credit or redemption obligations or that we will be able to refinance these obligations or obtain capital to finance operations on favorable terms or at all. If we are unable to do so, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We have recorded, and may continue to record, a significant amount of goodwill in connection with our acquisition strategy.

As a result of our acquisitions, goodwill accounted for $78.2 million, or 42%, of our total assets as of December 31, 2002. We may record additional goodwill related to future acquisitions, if any. In 2002, we recorded goodwill of approximately $32.8 million related to the purchase price allocations of acquisitions. Under newly adopted generally accepted accounting principles, we will no longer amortize any goodwill. However, we will perform an annual impairment analysis on the carrying value of our goodwill. If the financial benefits of our acquisitions do not ultimately exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in connection with our acquisitions, we could be required to write down some or all of the unamortized goodwill. As a result, our results of operations would be adversely affected.

The exercise of options or warrants may result in dilution to you.

In connection with the redemption in June 2002 of our series A convertible preferred stock, we issued a warrant to the holder of such stock to purchase up to 450,000 shares of common stock with an exercise price equal to $15.50. Those warrants may be exercised at any time up to seven years from the date of issuance. In addition, approximately 5.8 million shares of common stock are subject to issuance upon exercise of outstanding stock options. These shares have been registered and may be sold immediately after exercise. As of December 31, 2002, options and warrants to purchase approximately 1.6 million of the shares were exercisable at a weighted average exercise price of $10.41. Accordingly, your ownership may be diluted by the exercise of outstanding stock options and warrants.

Our failure or inability to comply with recent privacy or other regulations to which we are or may be subject in the future could have a material adverse effect on our business.

Federal regulations, such as HIPAA, have been adopted, and others proposed, that will impact the manner in which we conduct our business.

A significant portion of our activities involves the receipt, delivery and potential use and disclosure of individually identifiable health information. Although we are not a healthcare provider or a health plan, we offer certain electronic billing services to our customers, which include the conversion and consolidation of certain healthcare claims data from non-standard to standard formats for submission to third-party payors or claims processing entities. As such, we may be considered a healthcare clearinghouse under the final privacy rules issued by the Secretary under HIPAA in December 2000 and amended on May 31, 2002 and August 14, 2002.

Additionally, from time to time, we receive individually identifiable health information from our customers. For example, we may receive certain types of individually identifiable health information when we convert a provider’s entire database in connection with the installation of new software or when we remotely access a customer’s computers to resolve hardware or software issues. In providing this service to our dental customers, we likely would be considered a business associate of a covered entity and will be required to amend existing contracts to ensure compliance with these requirements.

In addition to the final privacy provisions, the Secretary also has adopted final rules for financial and administrative transactions and data elements for certain types of healthcare transactions which are transmitted electronically. These transaction rules will likely require changes to our software applications to comply with these requirements.

These final regulations issued by the Secretary pursuant to HIPAA may require us to expend significant resources to comply with these requirements. We may need to implement new policies, procedures, and technical security measures. We must take additional steps to make sure that we comply with the final transaction standards adopted by the Secretary. Because these regulations are new and evolving, there is some uncertainty as to how certain provisions will be interpreted and/or enforced.

While we have taken a number of steps to bring our operations into compliance with these new mandates, in the event we are unable to conform our operations and products to the requirements of HIPAA, we could be subject to civil monetary penalties and/or criminal sanctions. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, the sale of our products could be harmed and our business could be adversely affected by the implementation and enforcement of HIPAA regulations.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use our services.

Changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. Any such restrictions would inevitably decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement additional security measures, which could entail substantial expenditures on our part. Consequently, the sale of our products could be harmed and our business could be adversely affected.

Changes in the regulatory and economic environment in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders. Federal and state legislatures periodically consider programs to reform or amend the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. As a consequence, our business could be adversely affected.

In addition to the adopted and proposed requirements under HIPAA, the FDA is vested with the responsibility for ensuring the safety and efficacy of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered as medical devices for purposes of this Act and, as such, are subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions or in the cure, mitigation, treatment or prevention of disease, or they are intended to affect the structure or function of the body. We do not believe that any of our current information management products or services are subject to FDA regulation as medical devices. However, the products that Trophy currently manufacturers or has in developmental stages are subject to FDA clearance. Although we have obtained the necessary clearances for all Trophy products that we currently sell, there are no assurances that any information management or Trophy products developed by us in the future will be given clearance by FDA or that additional regulations will not be adopted or current regulations amended in such a manner as to adversely affect, delay or prevent the marketing and sale of our products, all of which could have a material adverse effect on our business.

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

Continued growth could place a strain on our management, operations and financial resources. The same is true about our recent Trophy acquisition and our ownership and operation of a substantial business and manufacturing operation in France. Our business plan will also place additional demands on our sales, marketing, information systems and administrative resources as we offer new applications, products and services and expand our target markets and customers. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our integration of the Trophy business, our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

We may have difficulty integrating acquisitions into our business.

We may from time to time acquire other companies or their businesses. As a result, we may be exposed to several risks relating to integrating these additional businesses, including those risks listed below, any of which may adversely affect our business or operating results and all of which also exist with respect to acquisitions completed during fiscal 2002, including Trophy:

•	inability to integrate new operations, products, services and personnel;

•	diversion of resources from our existing business;

•	failure in client communication and branding awareness;

•	inability to generate revenues from new products and services sufficient to offset associated acquisition costs;

•	inability to maintain uniform standards, controls and policies;

•	accounting issues that adversely affect our financial results;

•	impairment of employee and customer relations as a result of any integration of new management personnel;

•	dilution to existing stockholders from the issuance of equity securities; and

•	assumption of liabilities or other obligations associated with an acquired business.

We are dependent upon our executive officers and other key employees, and the loss of these personnel could disrupt our growth.

Our success depends on the continued services and performance of our executive officers and key employees both in the United States and in France and we cannot guarantee that we will be able to retain those individuals. The loss of the services of one or more of our executive officers could seriously impair our ability to continue to develop our product and service offerings, and manage and expand our businesses. We do not maintain key person life insurance.

If we are unable to protect our intellectual property rights from third party challenges, it may significantly impair our competitive position.

Our success and ability to compete depend in part on our ability to protect our intellectual property rights, which consist primarily of our software applications and Trophy digital technology. Any failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, which could impair our competitive advantage and decrease our revenues. To protect our intellectual property rights, we rely primarily on a combination of copyright, patent, trademark, service mark and trade secret laws and contractual confidentiality provisions in agreements with third parties. In addition, we expect our employees to sign an agreement to comply with our corporate policies and procedures, including our policy regarding non-disclosure of confidential information, but we may not have entered into these agreements in every case. These contractual arrangements or the other steps we have taken to protect our intellectual property may not prove sufficient to prevent illegal use of our proprietary information and technology or to deter independent third party development of similar technologies. In addition, the laws of foreign countries in which we do or seek to do business may not protect our proprietary rights to the same extent as do the laws of the United States.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results.

We may need to pursue lawsuits or legal action in the future to enforce and protect our intellectual property rights, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks and domain names used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademarks and domain names. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or services that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent or other proprietary right for the application or service. Litigation and interference proceedings, even if they are successful, are expensive to pursue and are time consuming, and we could have to use a substantial amount of our financial and technical personnel resources in either case.

We may face third-party claims alleging infringement of their intellectual property rights, which could result in significant expense to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are used in and are important to our business. This risk may increase as the number of entrants to our market increases and we improve the functionality of our applications and services, potentially causing an overlap with the applications and services of other companies. Any claims against us or companies with which we have business relationships, asserting that our applications or services infringe or may infringe proprietary rights of third parties, whether with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, and disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a negative impact upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our applications or services to avoid infringement, our business and financial results could be harmed.

We are dependent on partners/suppliers for delivery of EDI transactions, radiology products and other products and services, and any inability or failure of these suppliers to perform in a timely and cost-effective manner could negatively impact customer satisfaction and revenue.

We utilize various third party suppliers to provide our customers with EDI transactions, and other products and services. We also rely on third party suppliers to provide certain components necessary to manufacture our radiology products. Although other vendors are available in the marketplace to provide most of these products and services, it would take time to switch suppliers and the cost would likely be higher. If these suppliers were unable to provide such products or perform such services or the quality of these products or services declined or the cost increase, it could have a negative impact on customer satisfaction and ultimately result in a decrease in our revenues.

Our systems may be vulnerable to security breaches and viruses.

The success of our strategy to offer our applications and services depends in part on the confidence of our customers in our ability to securely transmit confidential information. Our systems and services rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt us, or our customers’ operations. In addition, our applications and services may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, tarnish our reputation in the market, making it difficult to obtain new customers.

Provisions of our certificate of incorporation, bylaws, shareholder rights plan and state law may discourage takeovers that would otherwise be in the best interest of our stockholders.

Our certificate of incorporation, bylaws and shareholder rights plan contain provisions that may make more difficult or expensive or otherwise discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our certificate of incorporation, bylaws and shareholder rights plan include provisions that, among other things:

•	classify our board of directors into three groups, so that stockholders generally elect only one-third of the board each year;

•	permit stockholders to remove directors only for cause;

•	permit a special stockholders’ meeting to be called only by the chairman of the board of directors, the chief executive officer or a majority of the board of directors;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit our board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;

•	require the vote of the holders of at least 66 2/3% of our voting shares for stockholder amendments to our bylaws; and

•	grant stockholders the option to acquire additional shares of our common stock at a significant discount if a person acquires 15% or more of our stock without Board approval, or alternatively under certain circumstances, shares of stock of the acquiring company.

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

Our quarterly operating results may fluctuate and could fall below expectations of securities analysts and investors, which could cause our stock price to fluctuate.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors that are outside of our control. Some of these factors include:

•	the rate of adoption of our new applications and services by new and existing customers;

•	acceptance and adoption by dental providers of our digital imaging technology;

•	changes in the adoption of Internet usage by healthcare providers;

•	changes in customer purchasing patterns; and

•	general economic conditions, including those specific to the healthcare information and radiology technology markets.

In addition, the following factors that are within our control may cause our revenue and operating results to vary significantly from quarter to quarter:

•	costs of developing new applications and services;

•	costs of integrating the Trophy acquisition and managing the Trophy radiology business;

•	costs related to acquisitions of technologies or businesses;

•	our success in establishing additional business relationships; and

•	the timing and amount of sales and marketing expenditures.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price will likely decline.

Future sales of shares by existing stockholders could affect our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that they may do so, the market price of our common stock could decline. As of December 31, 2002, we have 17,547,589 shares of common stock outstanding, all of which are freely tradable (subject to volume limitation for those held by affiliates), except for approximately 970,000 shares which will not be freely tradable. In addition, approximately 2.1 million shares are subject to outstanding options and warrants that may immediately be exercised as of December 31, 2002, approximately 5.8 million shares are subject to options that have been granted under our 2000 stock option plan and will become exercisable from time to time and approximately 2.2 million shares reserved for further issuance pursuant to this plan. All of these shares will become available for sale immediately upon the exercise of those options.

The market price of our common stock has been volatile and may continue to be volatile, and the value of your investment may decline.

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. This volatility may cause precipitous drops in the price of our common stock on the Nasdaq National Market. These drops may cause your investment in our common stock to lose significant value. The market price is affected by:

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in general conditions in the economy or the financial markets;

•	other developments affecting us, our industry, clients or competitors; and

•	the operating and stock price performance of companies that investors deem comparable to us.

This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Therefore, we cannot predict the market price for our common stock after the offering.

Tax requirements and indemnification obligations undertaken by us in connection with the spin-off restrict our ability to issue new shares to finance acquisitions or raise capital, may delay or prevent takeovers which would otherwise be in your best interest as a stockholder and may subject us to substantial liability.

The spin-off was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code. Tax-free treatment is conditioned on compliance with several requirements, the failure of which would cause VitalWorks to recognize significant tax liabilities. We have generally agreed to indemnify VitalWorks under certain circumstances to the extent any action or omission on our part contributes to a determination by the Internal Revenue Service that the spin-off was not tax-free. This indemnification obligation, if triggered, could therefore be substantial. In addition, under regulations that govern corporations filing a consolidated tax return, each member of VitalWorks’ consolidated group, including us with respect to tax periods before the spin-off, is jointly and severally liable for any tax liability incurred by VitalWorks prior to the spin-off or in connection with it.

One of the conditions of Section 355 for tax free treatment of the spin-off provides that the spin-off would be treated as a taxable transaction if one or more persons acquire directly or indirectly 50% or more of our or VitalWorks’ stock, measured by stock or value, as part of a plan that is, or series of related transactions that are, linked to the spin-off under the rules of Section 355. For this purpose, any acquisition of our stock within two years before or after March 5, 2001 is presumed to be part of such a plan, although we may be able to rebut that presumption on the basis that the acquisition is unrelated to the business reasons for the spin-off. If such an acquisition of our stock results in the spin-off becoming taxable, under our indemnification agreement with VitalWorks, we would be required to indemnify VitalWorks for the resulting tax, which could be substantial. This obligation might discourage, delay, or prevent takeovers which would otherwise be in your best interest as a stockholder. We have already consummated certain transactions involving issuance of our common stock. These issuances, together with other issuances in the future, could result in a determination that there has been an acquisition of 50% or greater interest in PracticeWorks in the four-year period. In addition to the potential for significant tax liability, the restrictions and obligations related to the spin-off therefore limit our ability to issue stock to finance acquisitions or raise capital, which could impact our growth and liquidity.

FORWARD-LOOKING STATEMENTS

This report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in “Risk Factors” above and in other sections of this report. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 2.     Properties

Our principal executive offices and primary business offices and operations facility are located in 74,000 square feet of leased space in one building in metropolitan Atlanta, Georgia. We hold that space under a long-term lease agreement. Our Trophy manufacturing facility is located near Paris, France in 110,000 square feet of leased space in one building. That space is held under a long-term lease that expires in 2005, and has favorable, renewable three-year terms. We have additional small offices in leased spaces in Hunt Valley, Maryland, Indianapolis, Indiana and Danbury Connecticut, as well as in the United Kingdom, Sweden, Spain, Germany, Italy, Japan, Belgium, Canada and Australia. The U.S. leases have expiration dates ranging from June 2002 to December 2008. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.     Legal Proceedings

From time to time, we are involved in various legal proceedings incident to the ordinary course of our business. We are not a party to any legal proceedings that we believe to be material, and we are unaware of any contemplated material actions against us. During the course of the Trophy acquisition, we became aware that Trophy had conducted recalls and other corrective actions, and experienced product liability claims for generally minor property damage and personal injury, with respect to purported failures of scissor arms in conventional x-ray products manufactured by Trophy prior to 1998. While the recalls and corrective actions have generally been completed, certain claims and legal proceedings related to such purported failures are ongoing and still pending and the termination of the recalls and corrective actions do not preclude future product failures and additional claims for property damage and/or personal injury. We maintain insurance coverage related to product liability claims and, in connection with the Trophy acquisition, Trophy’s former parent agreed to indemnify us, subject to certain limits and other conditions, for product liability claims related to scissor arms manufactured prior to 1998. As a result, our management believes that neither pending nor future claims or legal proceedings related to scissor arms manufactured prior to 1998 will have a material adverse effect on our financial condition, liquidity or operating results.

Item 4.     Submission of matters to a vote of Security Holders

No matters were submitted to a vote of our security holders during the last three months of the period of this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

On October 1, 2002, our common stock commenced trading on the Nasdaq National Market under the trading symbol “PRWK.” Prior to October 1, 2002, our common stock traded on the American Stock Exchange. The table below sets forth the range of high and low bid prices per share as reported by Nasdaq National Market and the low and high sales prices of our common stock on the American Stock Exchange.

	Price Range
	Low	High
Fiscal Year 2001
First Quarter ended March 31, 2001	$4.25	$8.35
Second Quarter ended June 30, 2001	4.90	8.43
Third Quarter ended September 30, 2001	5.35	10.20
Fourth Quarter ended December 31, 2001	5.70	10.00

Fiscal Year 2002
First Quarter ended March 31, 2002	$8.96	$13.30
Second Quarter ended June 30, 2002	12.75	19.40
Third Quarter ended September 30, 2002	12.50	18.65
Fourth Quarter ended December 31, 2002	4.50	17.50

The number of record holders of PracticeWorks, Inc. common stock as of March 1, 2003 was 1,407 (excluding individual participants in nominee security position listings).

Dividend Policies

Our dividend policy is set by our board of directors. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and have not to date and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Dividends on common stock may not be paid unless accumulated dividends on our series B convertible redeemable preferred stock have been paid. In addition, our credit facility with Bank of America prohibits payment of cash dividends on our common stock.

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

Item 6.     Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and the related notes appearing elsewhere in this annual report. The consolidated statement of operations data for the year ended December 31, 2002 and the consolidated balance sheet as of December 31, 2002 are derived from, and qualified by reference to, the consolidated financial statements included elsewhere in this annual report that have been audited by Ernst & Young LLP, independent auditors. The consolidated statement of operations data for each of the two years in the period ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001 are derived from, and qualified by reference to, the consolidated financial statements included elsewhere in this annual report that have been audited by BDO Seidman, LLP, independent certified public accountants. The consolidated statement of operations data for each of the two years in the period ended December 31, 1999 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from, and qualified by reference to, the consolidated financial statements audited by BDO Seidman, LLP, not included in this annual report. For all periods presented prior to March 5, 2001 we operated as a division of VitalWorks. On March 5, 2001, VitalWorks completed the spin-off of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders.

From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the spin-off. Subsequent to March 5, 2001 through December 31, 2002, we completed eight additional acquisitions. During the second quarter of 2000 we introduced a subscription-based revenue model that was different than the traditional license model we had offered historically. We are also developing new products, applications and services, including digital radiography and cosmetic imaging which we began offering in 2002. Further, in December 2002 we completed the acquisition of Trophy Radiologie SA, the world’s leading provider of dental digital and conventional radiology equipment for dental practices. As a result, the financial information included in this section may not be indicative of our future results of operations, financial position and cash flows. In addition, this financial information may not reflect the financial results we would have achieved if we had been a separate stand-alone entity during the periods prior to March 5, 2001.

The financial statements for all periods presented give retroactive effect to poolings of interests treatment for five acquisitions completed during 1999 attributed to us by VitalWorks in the spin-off and include the results of operations for all purchase acquisitions attributed to us by VitalWorks from the respective acquisition date.

	Year Ended December 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)
	(Dollars in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Recurring	$55,301	$42,292	$26,361	$16,074	$15,662
Non-recurring	31,801	18,087	13,654	38,517	27,825

Total revenues	87,102	60,379	40,015	54,591	43,487

Operating expenses:
Purchases for resale	16,751	8,932	5,337	9,654	9,726
Selling, general and administrative	52,425	46,819	38,895	28,666	21,061
Research and development	3,416	2,241	3,481	4,185	3,537
Amortization of goodwill (6)	—	22,805	15,823	2,300	1,152
Depreciation and amortization of other intangible assets	7,381	4,580	1,427	984	1,120
Purchased research and development (7)	12,263	—	—	—	—
Restructuring (benefit) charge (8)	(225)	(136)	3,869	940	1,031
Other non-recurring charges (8)	82	3,511	3,541	1,961	6,516
Gain on disposal of fixed assets	—	—	(636)	—	—

Total operating expenses	92,093	88,752	71,737	48,690	44,143

Operating (loss) income	(4,991)	(28,373)	(31,722)	5,901	(656)
Other expenses:
Interest expense, net	1,038	2,439	2,117	1,335	966
Other interest expense—debt extinguishment costs (9)	889	—	—	110	—
Equity in loss of affiliate	89	—	—	—	—

Total other expenses	2,016	2,439	2,117	1,445	966

(Loss) income before income taxes	(7,007)	(30,812)	(33,839)	4,456	(1,622)
Provision (benefit) for income taxes	98	—	(4,399)	2,148	873

Net (loss) income	(7,105)	(30,812)	(29,440)	2,308	(2,495)
Accrued, accretive and deemed preferred dividends	10,495	4,504	—	—	—

Net (loss) income available to common stockholders	$(17,600)	$(35,316)	$(29,440)	$2,308	$(2,495)

Per share data—basic and diluted:
Net (loss) income	$(0.48)	$(3.36)	$(3.51)	$0.33	$(0.52)
Accrued, accretive and deemed preferred dividends	(0.70)	(0.49)	—	—	—

Net (loss) income available to common stockholders	$(1.18)	$(3.85)	$(3.51)	$0.33	$(0.52)

OTHER DATA:
Cash flow from:
Operating activities	$11,346	$(613)	$(8,603)	$5,814	$2,258
Investing activities	(72,181)	(8,681)	(26,970)	(10,276)	(15,575)
Financing activities	65,043	11,835	37,015	5,356	14,209

	As of December 31,
	2002	2001	2000	1999	1998
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$11,028	$6,555	$3,979	$2,527	$1,633
Working capital deficit	(8,812)	(11,122)	(3,172)	(1,190)	(1,034)
Total assets	185,909	91,293	68,522	57,842	37,098
Long-term debt, less current portion	33,921	20,258	20,239	9,614	14,769
Convertible redeemable preferred stock	4,570	34,203	—	—	—
Total stockholders’ equity	85,692	9,354	29,829	32,419	10,800

(1)	During 2002, we completed four acquisitions accounted for as purchases.
(2)	During 2001, we completed four acquisitions accounted for as purchases.
(3)	During 2000, VitalWorks acquired six companies attributed to us and accounted for as purchases.
(4)	During 1999, VitalWorks acquired nine companies attributed to us, four of which were accounted for as purchases and five of which were accounted for as poolings of interest.
(5)	During 1998, VitalWorks acquired one company attributed to us and accounted for as a purchase.
(6)	Effective January 1, 2002, we adopted a new accounting standard and ceased the amortization of goodwill (see Note 10). During the fourth quarter of 1999, we changed the estimated useful life of goodwill from 15 years to a remaining life of three years. This change was applied prospectively from the fourth quarter of 1999.
(7)	During the year ended December 31, 2002, we recorded a $12.3 million charge related to the Trophy acquisition. This one-time charge is an allocation of the purchase price to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibility or were not ready for commercial production.
(8)	For the year ended December 31, 2002, we recorded a reduction in the restructuring accrual of $225,000 primarily as a result of negotiations to terminate the lease of a closed facility. For the year ended December 31, 2002, we recorded non-recurring charges of $82,000 related to the 2001 restructuring for costs not eligible for accrual at the time the restructuring was announced. In October 2001, we recorded restructuring costs of $808,000 associated with the consolidation of substantially all of our domestic operations into our Atlanta facility and elimination of approximately 50 employees on a net basis. These costs were offset by a $944,000 reduction in prior accrued restructuring costs relating to the renegotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. For the year ended December 31, 2001, we incurred other non-recurring charges of approximately $3.5 million related primarily to the spin-off. On August 1, 2000, we announced our 2000 restructuring plan that included the termination of approximately 145 employees resulting in severance and other termination benefits of $1.7 million, and the closure and consolidation of 11 facilities resulting in facility closure costs and other charges of $1.4 million. For the year ended December 31, 2000, restructuring also included $816,000 related to the 1999 plan. Other non-recurring charges of $3.5 million consisted of $1.4 million in charges related to the spin-off, principally professional service fees and $2.1 million other, primarily impairment charges of approximately $1.5 million for a write-down of inventory related to our decision to discontinue hardware sales and support in certain of our business lines and $500,000 for other asset write-downs. For the year ended December 31, 1999, restructuring consisted of contingent consideration of $700,000 related to acquired companies whose products were discontinued, charges for asset write-downs of $97,000, facility closure costs of $95,000 and severance and other termination benefits of $48,000. An additional $816,000 of costs related to the 1999 restructuring were recorded in 2000. These costs consisted primarily of termination and other severance costs for employee terminations determined in 1999 but for whom the details were not communicated until 2000. For the year ended December 31, 1999, other non-recurring charges consisted of a write-off of capitalized software costs of $874,000, merger costs of $659,000 related to the 1999 pooling acquisitions and $428,000 in compensatory stock awards related to the accelerated vesting of a restricted stock award. For the year ended December 31, 1998, restructuring consisted of $750,000 of contingent consideration related to acquired companies whose products were discontinued and severance and other termination benefits of $281,000. Other non-recurring charges of approximately $6.5 million related to contingently exercisable options of an acquired company.
(9)	During the year ended December 31, 2002, we recorded debt extinguishment costs of $889,000 related to the early extinguishment of debt. During the year ended December 31, 1999, we recorded debt extinguishment costs of $110,000. Historically this amount was presented as an extraordinary item net of tax. In 2002, we reclassified to other expense to conform to current year presentation.

(10)	Effective January 1, 2002, we adopted a new accounting standard and ceased the amortization of goodwill. Had this standard been applicable to the prior periods presented herein, amortization of goodwill would have been reduced by $22.8 million, $15.8 million, $2.3 million, and $1.2 million for each of the four years in the period ended December 31, 2001, respectively. The following table presents net (loss) income and net (loss) income available to common stockholders together with applicable earnings per share information as if the new accounting standard had been adopted as of the dates presented. Additionally, the table presents a reconciliation of these adjusted amounts to the amounts previously reported

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net (loss) income, as reported	$(7,105)	$(30,812)	$(29,440)	$2,308	$(2,495)
Goodwill amortization, net of tax	—	22,805	10,791	1,507	737

Net (loss) income, as adjusted	(7,105)	(8,007)	(18,649)	3,815	(1,758)
Accrued, accretive and deemed preferred stock dividends	10,495	4,504	—	—	—

Net (loss) income available to common stockholders, as adjusted	$(17,600)	$(12,511)	$(18,649)	$3,815	$(1,758)

Per share data—basic and diluted, as adjusted
Net (loss) income, as reported	$(0.48)	$(3.36)	$(3.51)	$0.33	$(0.52)
Goodwill amortization, net of tax	—	2.49	1.29	0.22	0.16

Net (loss) income, as adjusted	(0.48)	(0.87)	(2.22)	0.55	(0.36)
Accrued, accretive and deemed preferred stock dividends	(0.70)	(0.49)	—	—	—

Net (loss) income available to common stockholders, as adjusted	$(1.18)	$(1.36)	$(2.22)	$0.55	$(0.36)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Overview

We provide software-based information technology systems for dentists, orthodontists and oral and maxillofacial surgeons. Prior to March 5, 2001, we operated as a division of VitalWorks Inc. On March 5, 2001, VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders. In addition, through our recently acquired Trophy subsidiary (discussed below), we are the world’s leading manufacturer and distributor of radiology equipment for dental applications.

Acquisitions

A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 2000, VitalWorks completed 18 acquisitions that were attributed to us in the spin-off. Subsequent to the spin-off we have completed eight acquisitions through 2002. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

On December 23, 2002, we completed the acquisition of Trex Medical France SA and its subsidiaries, principally Trophy Radiologie SA (“Trophy”), the world’s leading provider of digital and conventional radiology equipment for dental practices. Trophy offers conventional x-ray generator equipment and industry leading digital radiography systems to over 200,000 customers worldwide who are served by over 550 independent distributors. Total consideration paid was $50.7 million in cash, which includes the agreed upon purchase price, a net working capital adjustment and transaction costs and is net of acquired cash. The initial allocation of fair values was based on a preliminary valuation of tangible and intangible assets, developed technologies, in-process research and development charges, and total liabilities assumed. We recorded goodwill of $19.7 million. We also recorded a one-time charge of $12.3 million to recognize the value of in-process research and development for new products and modifications to existing products that had not reached technological feasibility, were not ready for commercial production and have no future alternate use. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation. Pursuant to the purchase agreement we estimate a final payment of approximately $2.1 million for final working capital adjustments which is payable during the first quarter of 2003 and is included in accounts payable in our consolidated balance sheet.

During 2002, we completed three other acquisitions that were also accounted for as purchases. In connection with these acquisitions, we paid cash consideration aggregating $11.3 million. The purchase price was allocated based on a valuation of tangible and intangible assets, developed technologies and total liabilities assumed. We recorded goodwill of approximately $6.7 million.

On March 7, 2001, we completed the acquisition of SoftDent, LLC, a practice management software subsidiary of DENTSPLY International, Inc. (“DENTSPLY”). This subsidiary, also referred to as InfoSoft, develops and provides dental practice management software systems, which we now market as our SoftDent® software product. At the time of acquisition, InfoSoft was party to approximately 23 value added reseller, or VAR, agreements. As of December 31, 2002, all of these agreements had expired or been terminated. We acquired the support business of some of the former VARs at the time their reseller agreements ended. The estimated fair value of the total consideration, including acquisitions of certain business assets from VARs through December 31, 2002, was approximately $27.1 million, represented by 32,000 shares of our series A convertible redeemable preferred stock valued at $21.0 million (net of discount of $11.0 million), cash consideration of $2.5 million, notes payable of approximately $2.4 million, and transaction costs of $1.2 million. Of these amounts, approximately $1.5 million of the aggregate consideration was incurred in 2002, consisting of cash consideration of $1.2 million and a note payable of approximately $300,000. We recorded total goodwill of $25.6 million. The series A preferred stock was redeemed in June 2002.

During the second quarter of 2001, we completed two acquisitions that were also accounted for as purchases. In connection with these acquisitions, we paid cash consideration aggregating $1.6 million, issued a non-interest bearing note payable in the amount of approximately $600,000 and assumed net liabilities of approximately $500,000. The purchase prices were allocated based on estimates of fair values to tangible and intangible assets, developed technology and total liabilities assumed. We recorded goodwill of approximately $2.9 million, inclusive of approximately $166,000 in transaction costs.

On August 8, 2001, we acquired all of the outstanding equity interests of Medical Dynamics, Inc., a dental practice management company, for which the aggregate consideration was approximately $9.6 million represented by approximately 222,000 shares of PracticeWorks common stock, 977,000 shares of PracticeWorks series B convertible redeemable preferred stock, 888,000 shares of VitalWorks common stock and $19,000 in cash. Additionally, we assumed $3.0 million in liabilities and incurred approximately $1.2 million in transaction costs. The purchase price was allocated based on a valuation of fair values to tangible and intangible assets and total liabilities assumed. We recorded goodwill of approximately $8.3 million. We have accounted for VitalWorks’ issuance of its common stock as a capital contribution.

VitalWorks acquired six dental information technology companies that were accounted for as purchases during the year ended December 31, 2000. The aggregate consideration for these acquisitions was $13.4 million in cash and $2.4 million in VitalWorks common stock. Goodwill of approximately $15.7 million was recorded for these transactions. VitalWorks acquired four dental information technology companies that were accounted for as purchases during the year ended December 31, 1999. The aggregate consideration for these acquisitions was $8.3 million in cash and $2.0 million in VitalWorks common stock. Goodwill of $10.5 million was recorded for these transactions. The 2000 and 1999 acquisitions were attributed to the Company in the spin-off.

Restructuring and Non-recurring Charges

Due to the significant number of acquisitions we have completed, we announced and implemented restructuring plans in 2001 and 2000 to integrate and consolidate the acquired operations into our existing facilities. We recorded the costs in accordance with Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” Liabilities incurred as a result of exiting an activity of acquired companies are recorded in accordance with the guidance of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Significant Accounting Policies

We have three accounting policies we believe are significant to our financial condition and results of operations that require judgments and estimates about matters. These policies are:

Revenue Recognition

We base our revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended. Revenue from maintenance and support services and subscriptions, which typically have contract terms varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from electronic services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists; delivery has occurred or training has been provided, whichever is later; fees are fixed or determinable; and collectibility is probable. Revenue from hardware sales is recognized upon product shipment, terms of which are typically FOB shipping point. Revenue from training and implementation services is recognized as the service is provided. Revenue from Trophy equipment sales is recognized when no significant vendor obligation remains, title to the equipment passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Outside of the United States, Trophy sells to a network of third party distributors. Revenue is recognized at the time of delivery to the distributor as title passes and no right of return exists. Amounts received from customers in advance of product shipment or service periods are recorded as deferred revenue.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial impairment test and be reviewed for impairment at least annually thereafter. We adopted certain provisions of SFAS No. 142 effective July 1, 2001 and the remaining provisions effective January 1, 2002. Concurrent with the adoption effective January 1, 2002, we performed the initial impairment test using an income approach, the results of which yielded no impairment. We also completed the annual impairment test as of October 1, 2002 (the “Measurement Date”), the results of which indicated that there was no impairment of goodwill and other acquired intangible assets as of the Measurement Date. Additionally, no events have occurred subsequent to the Measurement Date that would indicate impairment.

Segment and Market Information

SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

We historically reported results from operations in two segments: recurring revenue and non-recurring revenue. Concurrent with the adoption of SFAS No. 141 and No. 142, the completion of several acquisitions in the United Kingdom in 2002 and the acquisition of Trophy in December 2002, we revised and restated the segment reporting to more closely align with how our Chief Operating Decision Maker manages the Company. The results from operations are now reported using three segments: Information Technology—United States (“IT—United States”), Information Technology—International (“IT—International”) and Manufactured Products. The IT—United States and IT—International segments will include the operations of our historical information management technology systems and related services including Trophy products sold by PracticeWorks sales representatives, broken down by geographic region and the Manufactured Products segment will include the worldwide operations of Trophy’s traditional and digital x-ray business, excluding sales made by PracticeWorks sales representatives. The IT-International segment consists primarily of operations in the United Kingdom and to a much lesser extent, Sweden. The Manufactured Products segment consists primarily of operations in France.

Our Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

Information about our operations by operating segment is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
IT—United States:
Revenues	$76,046	$55,199	$38,096
Net income (loss)	4,573	(29,651)	(28,109)
Goodwill	48,174	42,932	32,877
Long-lived assets	82,864	72,123	50,179
Total assets	98,996	86,219	64,478

IT—International:
Revenues	$9,647	$5,180	$1,919
Net income (loss)	514	(1,161)	(1,331)
Goodwill	9,093	2,480	2,800
Long-lived assets	13,977	2,814	3,061
Total assets	17,914	5,074	4,044

Manufactured Products:
Revenues	$1,409	$—	$—
Net loss	(12,192)	—	—
Goodwill	20,933	—	—
Long-lived assets	43,858	—	—
Total assets	68,999	—	—

Totals:
Revenues	$87,102	$60,379	$40,015
Net loss	(7,105)	(30,812)	(29,440)
Goodwill	78,200	45,412	35,677
Long-lived assets	140,699	74,937	53,240
Total assets	185,909	91,293	68,522

Consolidated Results of Operations

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Revenues (In thousands)

	Year Ended December 31, 2002	Percent of total	Year Ended December 31, 2001	Percent of total	Dollar change	Percent change
Recurring	$55,301	63.5%	$42,292	70.0%	$13,009	30.8%
Non-recurring	31,801	36.5	18,087	30.0	13,714	75.8

Total	$87,102	100.0%	$60,379	100.0%	$26,723	44.3

Total Revenues.    Total revenues for the year ended December 31, 2002 increased as a result of organic growth of $19.1 million and revenues of $7.6 million attributable to acquisitions.

Recurring Revenue.    Recurring revenue is derived from contractual arrangements for maintenance and support services and subscriptions to our information management software and related support and from electronic services. Recurring revenue for the year ended December 31, 2002 increased primarily as a result of increased electronic services revenue of $6.1 million, increased subscription revenue of $3.5 million and increased maintenance revenue of $3.5 million. The increases in subscriptions and electronic services revenue for the year ended December 31, 2002 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and the expansion of electronic services offered to existing customers. The increase in maintenance revenue is largely acquisition related. Recurring revenue as a percentage of total revenue is expected to decrease as a direct result of the acquisition of Trophy where “one-time” sales are the norm; however, it is expected to continue to grow in absolute terms as we market subscription pricing options for all of our information management products.

Non-recurring Revenue.    Non-recurring revenue includes one-time sales of licenses and systems, and fees for training and implementation services. Non-recurring revenue for the year ended December 31, 2002 increased primarily as a result of an increase in hardware revenue of $9.4 million, increased software revenue of $2.9 million, and increased training and implementation revenue of $1.4 million. Increased hardware revenue is attributable primarily to our new digital radiology product offerings, including the results of the Trophy acquisition for eight days in December. The increases in software revenue and our training and implementation revenue are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications.

Costs and Expenses (In thousands)

	Year Ended December 31, 2002	Percent of sales	Year Ended December 31, 2001	Percent of sales	Dollar change	Percent change
Purchases for resale	$16,751	19.2%	$8,932	14.8%	$7,819	87.5%
Selling, general and administrative	52,425	60.2	46,819	77.5	5,606	12.0
Research and development	3,416	3.9	2,241	3.7	1,175	52.4
Amortization of goodwill	—	—	22,805	37.8	(22,805)	(100.0)
Depreciation and amortization of other intangible assets	7,381	8.5	4,580	7.6	2,801	61.2
Purchased research and development	12,263	14.1	—		12,263	100.0
Restructuring benefit	(225)	(0.3)	(136)	(0.2)	(89)	65.4
Other non-recurring charges	82	0.1	3,511	5.8	(3,429)	(97.7)
Interest expense	1,429	1.6	2,439	4.0	(1,010)	(41.4)
Other interest expense—debt extinguishment costs	889	1.0	—	—	889	100.0
Equity in loss of affiliate	89	0.1	—	—	89	100.0
Provision for income taxes	98	0.1	—	—	98	100.0

Purchases for Resale.    Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software and the production costs of Trophy products. Purchases for resale for the year ended December 31, 2002, compared to the year ended December 31, 2001, increased primarily due to increased costs related to new digital radiology product offerings. As a percentage of sales, purchases for resale increased primarily as a result of the change in revenue mix reflecting our new digital radiology product offerings and the growth in electronic services which are lower margin products as compared to our subscription and license-based offerings.

Selling, General and Administrative, or SG&A.    SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense excludes research and development, depreciation and amortization, restructuring and other non-recurring charges. SG&A expense for the year ended December 31, 2002, as compared to the year ended December 31, 2001, increased to support a 44% increase in revenue. Principal components of the increase were personnel costs of $3.4 million and facility costs of $343,000, both attributable primarily to acquisitions, net of restructuring efforts, and $477,000 related to the eight days of Trophy’s operations. We also incurred increased marketing and advertising costs of $1.1 million related in part to the expansion of the PracticeWorks branding campaign, new product introductions and increased attendance at industry trade shows. Bank charges increased $597,000 attributable to increased levels of customer credit card billings, offset by a decrease in bad debt expense of $1.1 million due to improved cash collections and accounts receivable management. VAR commission expense decreased $204,000 as a result of reductions in the reseller network.

Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that have not yet reached technological feasibility. These programs focus on advancing our core practice management and other technologies, developing new products and enhancing the quality and performance of our classic products. Research and development expense increased for the year ended December 31, 2002, compared to 2001, primarily due to an increase in the number of supported products resulting from acquisitions.

Excluding acquired capitalized software, software costs capitalized totaled $1.7 million and $2.0 million for the year ended December 31, 2002 and 2001, respectively. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. The change in capitalized costs in 2002 compared to 2001 reflect the changes in the number of supported products and the state of development of a variety of projects, including new electronic services applications and major upgrade versions of several practice management applications that are part of our core product offerings. We believe our current research and development expenditures will remain consistent for 2003 and will enable us to provide the technological and design innovation required to maintain our existing market position and develop new technologies.

Amortization of Goodwill.    In connection with the full adoption of SFAS No. 142 effective January 1, 2002, we ceased amortizing goodwill.

Depreciation and Amortization of Other Intangible Assets.    Depreciation and amortization of other intangibles increased for the year ended December 31, 2002, compared to the year ended December 31, 2001, due principally to increases of $2.1 million in amortization of acquired technology, capitalized software development costs and other intangibles, and increases of $715,000 in depreciation of acquired and purchased fixed assets.

Purchased Research and Development.    During the year ended December 31, 2002, we recorded a $12.3 million charge related to the Trophy acquisition. This one-time charge is an allocation of the purchase price to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibilty or were not ready for commercial production.

Restructuring.    During the year ended December 31, 2002, we recorded a reduction through earnings to the restructuring accrual of approximately $225,000 related primarily to the negotiation of termination of the lease of a closed facility. During the year ended December 31, 2001 we recorded costs of $808,000 associated with the 2001 restructuring plan entered into to consolidate substantially all of our domestic operations into our Atlanta facility and to eliminate approximately 50 employees on a net basis. These costs were offset by a $944,000 reduction through earnings in the 2000 restructuring plan’s accrued costs relating to the renegotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments.

Other Non-recurring Charges.    During the year ended December 31, 2002, we incurred $82,000 in non-recurring charges that were related to the 2001 restructuring plan but were not accruable at that time. During the year ended December 31, 2001, we incurred $3.5 million in non-recurring charges relating primarily to professional fees, printing and similar costs in connection with the completion of the spin-off from VitalWorks.

Interest Expense.    Interest expense for the year ended December 31, 2002 decreased in comparison to 2001 principally due to the repayment of our credit facility, with FINOVA Capital Corporation (“FINOVA”) in June 2002.

Debt Extinguishment Costs.    Using proceeds from our public offering in June 2002, we repaid all of the outstanding amounts under our FINOVA credit facility. As a result, we recorded a charge of $889,000 to write off the unamortized balance of the deferred loan costs.

Equity in Loss of Affiliate.    During the year ended December 31, 2002, we recognized an $89,000 charge for our ownership interest in the loss from the net operations of PracticeWares.

Provision (Benefit) for Income Taxes.    For the year ended December 31, 2002, the provision for income taxes relates to income of our foreign businesses. For the year ended December 31, 2002, we generated domestic pre-tax income for financial reporting purposes of approximately $4.7 million and domestic net operating losses (“NOLs”) for tax purposes of approximately $1.0 million. Our foreign taxes relate primarily to operations in France where the effective rate is approximately 36%. The financial reporting losses differ from the losses for tax purposes primarily due to non-deductible, in-process research and development charges, book versus tax differences in goodwill amortization, and other temporary differences. Similarly, the effective income tax rate differed from the statutory rate due to the effect of non-deductible, in-process research and development charges, state taxes and the recognition of a valuation allowance. Since the spin-off, we have generated approximately $14.2 million in domestic net operating losses that will be available to offset any future domestic taxable income we may generate, excluding $1.5 million in tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid in capital when realized. These NOLs will expire at various dates beginning in 2021. In connection with the Medical Dynamics acquisition completed in August 2001, we acquired NOL carryforwards totaling approximately $24.0 million that expire at various dates through 2020. These NOL carryforwards are subject to limitations resulting from the change in ownership provisions included in the federal tax code. We applied the limitation provisions and estimate that approximately $13.5 million of these NOL carryforwards could be utilized to offset future taxable income. The total of all these NOL carryforwards create a gross deferred tax asset of approximately $10.2 million before valuation allowance.

We reported deferred tax assets at December 31, 2002 of approximately $6.6 million and long-term deferred tax liabilities of $7.0 million. The deferred tax assets consist of gross NOLs of $10.2 million and temporary differences of $5.4 million. As of December 31, 2002, we have recorded a valuation allowance of $9.0 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements because projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the recorded deferred tax assets will be realized based on our financial projections, sales backlog, historic quarter over quarter operational improvements in 2001 and 2002, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

Net Loss.    As a result of the foregoing, we had a net loss of $7.1 million for the year ended December 31, 2002, and a net loss of $30.8 million for the year ended December 31, 2001.

Accrued and Accretive Dividends on Preferred Stock.    For the year ended December 31, 2002, we recorded accrued and accretive dividends related to the series A convertible redeemable preferred stock of $1.9 million to recognize the 6.5% dividend and amortization of the $11.0 million estimated valuation discount, as compared to $3.5 million for the year ended December 31, 2001. Additionally, during the second quarter of 2002 we recorded a deemed dividend charge of $7.6 million as a result of the redemption of all of our series A convertible redeemable preferred stock. For the year ended December 31, 2002, we recorded accrued and accretive dividends of $624,000 related to the series B convertible redeemable preferred stock, as compared to $245,000 for the year ended December 31, 2001. The series B convertible redeemable preferred stock was outstanding for approximately five months during the year ended December 31, 2001. For the year ended December 31, 2002, we recorded accretive dividends of $308,000 related to the series C convertible redeemable preferred stock, as compared to $767,000 for the year ended December 31, 2001. The series A and series C convertible redeemable preferred stock were each outstanding for approximately ten months during the year ended December 31, 2001 and approximately six months during the year ended December 31, 2002.

Year Ended December 31, 2001 Compared to Year ended December 31, 2000

Revenues (In thousands)

	Year Ended December 31, 2001	Percent of total	Year Ended December 31, 2000	Percent of total	Dollar change	Percent change
Recurring	$42,292	70.0%	$26,361	65.9%	$15,931	60.4%
Non-recurring	18,087	30.0	13,654	34.1	4,433	32.5

Total	$60,379	100.0%	$40,015	100.0%	$20,364	50.9

Total Revenues.    Total revenues for the year ended December 31, 2001 increased as a result of organic growth of $7.3 million and $13.1 million attributable to acquisitions, consisting primarily of $9.3 million attributable to the InfoSoft acquisition completed in the first quarter of 2001.

Recurring Revenue.    Recurring revenue for the year ended December 31, 2001 increased primarily as a result of increased electronic services revenue of $9.6 million, of which $5.8 million is attributable to acquisitions, organic growth in subscription revenue of $3.0 million, and growth in maintenance revenue of $3.3 million attributable primarily to acquisitions. The increases in subscriptions and electronic services revenue is largely volume related and includes the effects of increased numbers of upgrade and new customers entering into subscription agreements as well as the expansion of electronic services offered to existing customers.

Non-recurring Revenue.    Non-recurring revenue for the year ended December 31, 2001 increased as a result of a $2.7 million increase in training and implementation revenue, increased software sales of $1.8 million, and a $607,000 increase in other revenue, offset by a decrease in hardware revenue of $711,000. Increased training and implementation revenue is attributable to growth in our basic business as existing and new customers implemented our core practice management applications, primarily by subscription. Increases in net software sales are substantially attributable to acquisitions. The increase in software sales generated by acquisitions was offset by a reduction in software sales in our information management business, which together with the reduction in hardware sales, is the expected result of lower unit sales of one-time licenses and systems as we transitioned to subscription pricing for the majority of our information management products. The decrease in hardware revenue was the anticipated result of our decision not to offer hardware sales in certain business lines and to refer hardware sales to third party suppliers in exchange for a referral fee.

Costs and Expenses (In thousands)

	Year Ended December 31, 2001	Percent of sales	Year Ended December 31, 2000	Percent of sales	Dollar change	Percent change
Purchases for resale	$8,932	14.8%	$5,337	13.3%	$3,595	67.4%
Selling, general and administrative	46,819	77.5	38,895	97.2	7,924	20.4
Research and development	2,241	3.7	3,481	8.7	(1,240)	(35.6)
Depreciation and amortization	27,385	45.4	17,250	43.1	10,135	58.8
Restructuring (benefit) charge	(136)	(0.2)	3,869	9.7	(4,005)	(103.5)
Other non-recurring charges	3,511	5.8	3,541	8.8	(30)	(0.8)
Interest expense	2,439	4.0	2,117	5.3	322	15.2
Provision for (benefit from) income taxes	—	—	(4,399)	(11.0)	4,399	(100.0)

Purchases for Resale.    Purchases for resale for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased in the aggregate due to the growth in electronic services, principally related to acquisitions, offset by reduced hardware costs attributable to fewer hardware units sold in certain business lines. As a percentage of sales, purchases for resale increased compared with the prior year principally due to changes in the sales mix resulting from the reduced level of one-time software licenses and the increased level of EDI transactions.

Selling, General and Administrative, or SG&A.    SG&A expense for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased primarily as a result of the InfoSoft acquisition, completed in the first quarter of 2001, and the smaller acquisitions completed in the second and third quarters of 2001. Excluding the effects of these acquisitions, SG&A expense decreased by $445,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000 due principally to the net effect of payroll and facilities cost reductions resulting from the August 2000 restructuring.

Research and Development.    Research and development expense decreased for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a higher proportion of software development costs qualifying for capitalization and, to a lesser extent, cost reductions from restructuring efforts. Excluding acquired capitalized software costs, software costs capitalized for the year ended December 31, 2001 totaled $2.0 million as compared to $835,000 of software costs capitalized for the year ended December 31, 2000. The higher level of capitalized costs in 2001 compared to 2000 reflects the state of development of a variety of projects, including new electronic services applications and major upgrade versions of several practice management applications that are part of our core product offerings that were released during 2002.

Depreciation and Amortization.    Depreciation and amortization expense increased for the year ended December 31, 2001, compared to the year ended December 31, 2000, due to the additional goodwill amortization expense from acquisitions, principally InfoSoft. Goodwill amortization expense for the year ended December 31, 2001 was $22.8 million, compared to $15.8 million for the year ended December 31, 2000. In addition, depreciation expense of $560,000 was recorded during 2001 related to additional assets that were attributed to us in the spin-off. The remainder of depreciation and amortization expense related to depreciation of fixed asset additions and amortization of additional capitalized software development costs.

Restructuring.    During the year ended December 31, 2001, we recorded costs of $808,000 associated with the 2001 restructuring plan entered into to consolidate substantially all of our domestic operations into our Atlanta facility and to eliminate approximately 50 employees on a net basis. The closed facilities had operating leases with various expiration dates through 2005. The severance and termination costs were substantially paid in the first half of 2002. Approximately $1.5 million to $2.0 million in annual savings were expected to be realized beginning in the second quarter of 2002 as a result of the restructuring plan. These costs were offset by a $944,000 reduction through earnings in the 2000 plan’s accrued restructuring costs relating to the renegotiation of terminated facility leases and the reduction in severance payments resulting from the early departure of employees eligible to receive these payments. During the year ended December 31, 2000, we incurred restructuring charges of $3.9 million, consisting of $1.7 million related to compensation costs for terminated employees, $1.4 million for terminated facility and other costs and $816,000 related to the 1999 plan, principally severance payments.

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

Income Taxes.    For the year ended December 31, 2001, we generated pre-tax losses for financial reporting purposes of approximately $30.8 million and NOLs for tax purposes of approximately $16.7 million. The financial reporting losses differ from the losses for tax purposes primarily due to book versus tax differences in goodwill amortization, including non-deductible amounts. Similarly, the effective income tax rate differed from the statutory rate due to the effect of non-deductible goodwill amortization, state taxes and the recognition of a valuation allowance. For tax purposes approximately $3.5 million of these NOLs were generated prior to the spin-off and remained with VitalWorks. The remaining $13.2 million of these losses for tax purposes generated subsequent to the spin-off are attributable to us, will be available to offset any future taxable income we generate and will expire in 2021. In connection with the Medical Dynamics acquisition, we acquired NOL carryforwards totaling approximately $24.0 million that expire at various dates through 2020. These NOL carryforwards are subject to limitations resulting from the change in ownership provisions included in the federal tax code. We applied the limitation provisions and now estimate that approximately $13.5 million of these NOL carryforwards could be utilized to offset future taxable income. Additionally, certain of the assets and liabilities transferred to us in the spin-off had temporary differences between their book and tax bases that carried over to us.

We reported net deferred tax assets at December 31, 2001 of approximately $5.4 million consisting of deferred tax assets relating to temporary differences and NOLs, net of a valuation allowance. We recorded a valuation allowance to reduce the total deferred tax assets to the amount that we believe is more likely than not to be realized. Future realization of the deferred tax asset related to the NOL of Medical Dynamics will reduce goodwill and other intangible assets arising from the acquisition since it is fully reserved. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements since projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the recorded deferred tax assets will be realized based on our financial projections, sales backlog, continued quarter over quarter operational improvements across all business lines for each of the fiscal quarters of 2001, and available tax strategies. These factors indicate we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

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

Liquidity and Capital Resources

Our principal capital requirements have been to fund:

•	acquisitions;

•	working capital;

•	capital expenditures for furniture, fixtures and equipment; and

•	software development costs.

At December 31, 2002, we had total cash and cash equivalents of $11.0 million and a working capital deficit of $8.8 million (including the effect of deferred revenue and customer deposits of $14.6 million).

Net cash provided by operating activities was $11.3 million in 2002, an improvement from $613,000 used in 2001, and $8.6 million used in 2000. The significant increase in operating cash flow for 2002 from 2001 is a representation of the operating leverage of our business model. The net cash used by operating activities for 2001 includes cash payments of $2.7 million for costs related to our spin-off.

The decrease in cash used in operations between 2001 and 2000 results from the shift to subscription based pricing for our information management products, the resulting significant growth in the percentage of our revenue which is recurring in nature, operating savings accomplished through successful integration of the completed acquisitions in each of the three years, and increased customer deposits and deferred revenue from the growth of our business. In addition, cash flow has been assisted by the increasing number of recurring transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collection effort, as evidenced by the significant decrease in day’s sales outstanding from 72 in 2000 to 33 in 2001 to 32 in 2002, excluding the effects of the Trophy acquisition. We expect day’s sales outstanding to increase to between 45 and 50 days as a direct result of the acquisition of Trophy and the traditional longer payment habits of customers located outside of the U.S. We expect to generate between $25 million and $30 million in operating cash flow for 2003 and expect to continue to benefit from the utilization of net operating losses to offset approximately $16 million of taxable income during 2003.

For each of the three years ended December 31, 2002 the majority of our cash used for investing has been for acquisitions. During 2002, we acquired a minority interest in PracticeWares for $1.0 million in cash and loaned this affiliate $3.5 million, comprised of a long term note of $3 million and a short term note due in 2003 of $500,000. We expect to be repaid a portion of these loans once PracticeWares enters into a financing arrangement with a senior lender. The remainder of our investing activities have consisted of capital expenditures for equipment, software development and other intangibles. We expect to incur capital expenditures of $4.0 million in 2003 related to property and equipment and $1.5 million for capitalized software, and we plan to fund these additions from operating cash flows.

During 2002 our financing activities consisted principally of the sale of the our common stock, the use of the proceeds to repay our long-term debt and redeem our Series A preferred stock and borrowings to complete the Trophy acquisition. During 2001 our financing activities consisted of the sale of our common stock and preferred stock the proceeds of which were used to fund our acquisitions and operations. During 2000 our financing activities consisted of borrowings attributed to us and cash advances from VitalWorks to complete acquisitions attributed to us in the spin-off.

During 2001 Trophy initiated a recall on certain of its products related to defective scissor arms. In connection with the acquisition we received indemnifications from Trophy’s former parent for product liability claims related to the defective scissor arms. We believe these indemnifications are adequate, and we do not believe that any pending or future claims will have a material impact on our financial condition, operating results or liquidity.

Credit Facilities

To finance the acquisition of Trophy we entered into a $45 million credit agreement with Bank of America consisting of a $30 million term loan and a $15 million revolver, subject to availability based on inventory and accounts receivable. As of December 31, 2002, $30 million was outstanding under the term loan and $9 million was outstanding under the revolver. The credit agreement has a three-year term and matures on December 23, 2005 and is collateralized by substantially all of the Company’s real and personal property, 100% of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries. Principal and interest payments under the term loan are due quarterly beginning March 31, 2003. The revolver requires quarterly interest-only payments beginning March 31, 2003, with any outstanding balance due at maturity. The credit agreement contains certain restrictions and covenants, none of which are expected to materially affect our operations or ability to borrow under the facility. Interest is calculated on outstanding amounts under the credit agreement based on either (1) the higher of the federal funds rate plus  1/2 of 1% or (2) the prime rate or LIBOR, plus an applicable spread. We select the functional interest rate and at December 31, 2002, the effective rate was LIBOR plus 400 basis points or, 5.42%. We are also required to pay a quarterly commitment fee for any availability under the revolver at a rate .5% to .75%, depending on the achievement of certain financial performance criteria. During March 2003, as required by the credit agreement, we entered into a hedge arrangement whereby we fixed the base rate related to $15 million of the term note. The base fixed rate will be 1.85% for the remaining term of the credit agreement for that portion of the term note. After June 30,

2003, we have the possibility of lowering the applicable spread applied to the functional interest rate by meeting certain financial performance criteria. As of December 31, 2002, $6 million was available to borrow under the facility.

In connection with the spin-off, we entered into a credit facility with FINOVA under which we incurred approximately $21.7 million of indebtedness to repay VitalWorks’ long-term indebtedness relating to our business. During 2002 we used $21.7 million, primarily from proceeds from the public offering of our stock, to repay all of the outstanding principal and interest related to this facility. The facility was then terminated.

In connection with the spin-off, on March 6, 2001, we entered into an equity line agreement with Crescent International Ltd. (“Crescent”) allowing us to issue and sell, and requiring Crescent to purchase, upon our request, shares of our common stock for consideration of up to $35.0 million (minus applicable fees and expenses). This agreement was cancelled in December 2001.

Preferred Stock and Common Stock Issuances

On November 5, 2002, the Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock. The dividend was payable on November 18, 2002 to the stockholders of record on that date. Initially, each Right would entitle its holder to purchase 1/100th of a share of our newly designated series D participating cumulative preferred stock at an exercise price of $40. If a person acquires 15% or more of our common stock in a transaction that was not approved by the Board, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $80 worth of our common stock for the $40 exercise price. Under certain circumstances in connection with tender offers and other acquisitions of the Company that are not approved by the Board of Directors, the Rights may be exercised to acquire shares of the acquiring person at half the acquisition purchase price. The rights will expire on November 6, 2012, but we may redeem the rights at certain earlier times at a price (subject to certain adjustments) of $0.001 per Right. After the Rights are triggered, the Board of Directors also may exchange one share of common stock for each Right.

In connection with the spin-off, on March 6, 2001, we issued 100,000 shares of our series C convertible redeemable preferred stock for $5.0 million (less transaction costs) to Crescent in a private placement. During 2002, Crescent converted these shares into 772,573 shares of our common stock. We no longer have any series C preferred stock outstanding.

In connection with the acquisition of InfoSoft in March 2001, we issued 32,000 shares of series A convertible redeemable preferred stock. These preferred shares had a stated redemption value of $32.0 million plus accrued and unpaid dividends, had a liquidation preference of $32.0 million, accrued dividends at an annual rate of 6.5%, were convertible into PracticeWorks common stock at a conversion price of $33.64 and were redeemable after five years if not converted. With proceeds from our public offering in June 2002, we redeemed all of the outstanding series A shares and accrued dividends for $15.0 million in cash and the issuance of 967,742 shares of our common stock and a warrant to purchase 450,000 shares of our common stock. We no longer have any series A preferred stock outstanding.

On August 8, 2001, we issued shares of our series B convertible redeemable preferred stock to the stockholders of Medical Dynamics as part of the merger consideration. These preferred shares have a initial liquidation preference of $5.3 million, accrue dividends at an annual rate of 6.0% and are convertible into our common stock at the then applicable conversion price (or approximately 155,000 shares at December 31, 2002). If declared, dividends are payable quarterly in arrears at the Company’s option, in cash or common stock. If not declared, dividends accrue to the liquidation preference. These preferred shares are redeemable at the option of the holder after five years. The redemption price of the series B convertible redeemable preferred stock will be equal to the liquidation preference (which was approximately $5.2 million as of December 31, 2002) plus accrued and unpaid dividends.

In 2001, we completed the private placement of approximately 1.2 million shares of our common stock to institutional investors, certain directors of the Company and Crescent. Proceeds to the Company totaled approximately $6.7 million and were used to fund the 2001 restructuring plan and for general corporate operating purposes.

Contractual Cash Obligations

Assuming our preferred stock issuances are not converted, our future contractual cash obligations, excluding interest and dividends, are as follows:

	2003	2004	2005	2006	2007 & Thereafter
	(In thousands)
Credit agreement	$7,500	$10,000	$21,500	$—	$—
Other long-term debt	1,139	1,098	480	461	349
Capital lease obligations	90	33	—	—	—
Operating leases	3,784	3,177	2,335	1,644	3,324
Preferred stock	—	—	—	5,199	—

Total	$12,513	$14,308	$24,315	$7,304	$3,673

We believe that cumulative cash flow from operations, borrowing capacity under our credit agreement and future financing opportunities will provide sufficient cash flow to meet any contractual cash and redemption obligations. We intend to seek refinancing for any amounts that we are unable to repay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible costs. However, if refinancing is not available or available on favorable terms, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

We believe that our existing cash, anticipated future operating cash flows and borrowing capacity under our credit agreement will be sufficient to fund our cash requirements needs for working capital, capital investment, acquisition and other financing requirements both in the short term, which means the next twelve months, and in the long term, which means a reasonable period of time thereafter.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB No. 17, “Intangible Assets,” and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial test of impairment and be reviewed for impairment at least annually thereafter or more frequently when events or circumstances indicate that an impairment may have occurred. We adopted certain provisions of SFAS No. 142 effective July 1, 2001 and the remaining provisions effective January 1, 2002. Based on the impairment tests performed in 2002, there was no impairment of goodwill in 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. We do not anticipate the adoption of this standard to have a material impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. Our adoption of this standard did not have a material impact on our financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. The Company adopted this standard effective fiscal 2002. We recorded debt extinguishment costs during the second quarter of 2002 in conjunction with the repayment of the credit facility with FINOVA in accordance with this standard.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of this standard will have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123. Although it does not require the use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendments of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002. We will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148. We do not expect that the adoption of this standard will have a material impact on the financial statements.

Cautionary Language Regarding Forward Looking Statements

This discussion contains forward-looking statements that reflect management’s current assumptions and estimates of future performance, the development and timing of PracticeWorks’ release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends” or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks’ results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above, and those discussed in the section entitled “Risk Factors” and elsewhere in PracticeWorks’ Annual Report on Form 10-K for the year ended December 31, 2002.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $39 million of PracticeWorks’ outstanding debt at December 31, 2002 related to indebtedness under our credit agreement with Bank of America and contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates.

The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $390,000 in our annual pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2002. During March 2003, as required by the credit agreement, we entered into a hedge arrangement whereby we fixed the base interest rate related to $15 million of the term note. The base fixed rate will be 1.85% for the remaining term of the credit agreement for that portion of the term note.

Prior to the acquisition of Trophy, we had historically conducted foreign operations in the United Kingdom, Sweden, Canada and Australia. Accordingly, we were subject to risk from exchange rate fluctuations between such local currencies and the U.S. dollar. Excluding the results of Trophy, for the years ended December 31, 2002 and 2001, approximately 11% and 8%, respectively, of our total revenue was earned outside the United States and collected in the local currency. Related operating expenses were also paid in such corresponding local currencies. Trophy’s functional currency is the Euro and they have customers around the world. To mitigate exposure to foreign currency fluctuations, Trophy invoices customers in only four currencies: Euro, United States Dollar, Pound Sterling, and Japanese Yen. Further, to minimize exposure to fluctuations in the Japanese Yen, during January 2003 we entered into fixed forward contracts that mature at various times during 2003 for approximately one million Yen.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in stockholders’ equity as the amounts are considered to be of a long-term investment nature. As of December 31, 2002, we have recorded a cumulative translation adjustment of $1.2 million. The significant increase from 2001 relates primarily to fluctuations between the Euro and U.S. Dollar related to the Trophy acquisition during the eight days of ownership during 2002.

Other than the items discussed above, we have no off-balance sheet arrangements, investments or guarantees.

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

The disclosures required have been previously reported on a Form 8-K dated April 4, 2002.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

The directors of PracticeWorks are as follows:

Richard E. Perlman

Richard E. Perlman, age 56, has been Chairman of the Board since our formation in August 2000. Mr. Perlman served as VitalWorks’ chairman and treasurer from December 1997 and as a director of VitalWorks from March 1997, to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. From December 1997 until October 1998, Mr. Perlman also served as VitalWorks’ chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

James K. Price

James K. Price, age 44, has been our President and Chief Executive Officer and a director since our formation in August 2000. Mr. Price was a founder of VitalWorks and served as its executive vice president and secretary from its inception in November 1996 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. Mr. Price served as an executive officer of American Medcare from 1993 and co-founded and served as an executive officer of International Computer Solutions from 1985, in each instance until American Medcare and International Computer Solutions merged into VitalWorks in July 1997. Mr. Price holds a B.A. in Marketing from the University of Georgia.

James C. Davis, D.M.D.

James C. Davis, D.M.D., age 55, has served as our Executive Vice President since our formation in August 2000 and as a director since March 2001. Dr. Davis served as Chairman of VitalWorks’ orthodontic group from February 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. He was a practicing orthodontist from 1974 to 2000 and, in 1982, was a co-founder of OMSystems, Inc., which was the largest orthodontic practice management software company in North America when VitalWorks acquired it in February 1999. Dr. Davis received a D.M.D. from the University of Alabama School of Dentistry and a Certificate of Orthodontics from the UCLA School of Dentistry. Dr. Davis previously served as president of the Georgia Association of Orthodontists.

William A. Shutzer

William A. Shutzer, age 56, has been a director of PracticeWorks since March 2001. Since October 2000, he has been a Managing Director of Lehman Brothers, Inc. From September 1999 until September 2000, Mr. Shutzer was a Partner in Thomas Weisel Partners, LLC, an investment banking firm. From March 1994 until October 1996 he was Executive Vice President of Furman Selz, Inc. and thereafter until the end of December 1997, he was its President. From January 1998 until September 1999, he was chairman of ING Barings LLC’s Investment Banking Group. From September 1978 until February 1994, Mr. Shutzer was a Managing Director of Lehman Brothers and its predecessors. Mr. Shutzer is currently a director of Tiffany & Co., Blount International, Inc., and Jupitermedia Corp. Mr. Shutzer received a B.A. from Harvard University and an MBA from the Harvard Graduate School of Business.

William R. Jellison

William R. Jellison, age 45, has been a director of PracticeWorks since March 2001. He is currently a Senior Vice President of DENTSPLY International responsible for the DENTSPLY Professional Division, the company’s Asian operations, and its worldwide endodontic franchise. He joined DENTSPLY in April of 1998 and was its Chief Financial Officer until December 2002. Prior to joining DENTSPLY, Mr. Jellison had an eighteen-year career with the Donnelly Corporation where he served in a number of positions with increasing responsibilities, including Vice President of Finance, Treasurer and Corporate Controller. A Certified Management Accountant, Mr. Jellison earned his B.A. in business administration from Hope College in Michigan.

Raymond H. Welsh

Raymond H. Welsh, age 71, has been a director of PracticeWorks since March 2001. Prior to the spin-off, he served on the Board of Directors of VitalWorks. Since January 1995, Mr. Welsh has been a Senior Vice President of UBS/PaineWebber, Incorporated. Mr. Welsh is a Trustee of the University of Pennsylvania, The University of Pennsylvania Health System, and Chairman of the Medical Center and HealthSystem’s creating the Future of Medicine Campaign. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

J. Thomas Presby

J. Thomas Presby, age 63, became a director of PracticeWorks in September 2002. In June 2002 he retired as a partner with Deloitte & Touche, an international accounting and consulting firm. Over a period of thirty years, Mr. Presby held many positions with Deloitte & Touche in the United States and Europe, most recently as Deputy Chief Executive Officer of the U.S. practice of Deloitte Touche Tohmatsu, the global professional services organization providing accounting advisory, tax and consulting services, during 2001 and until his retirement in 2002, and before that as global Deputy Chairman and Chief Operating Officer from 1995. Mr. Presby served as the Chief Executive Officer of Deloitte & Touche Central Europe between 1990 and 1995. During the 1980s, Mr. Presby launched and served as the Managing Partner of the Financial Services Center, an industry-focused practice unit of the firm. He currently is a director of Greenpoint Financial Corp. and World Fuel Services Corporation. Mr. Presby received a B.S. Electrical Engineering degree from Rutgers, and a M.S. Industrial Administration degree from Carnegie Mellon University Graduate School of Business. He is a Certified Public Accountant in New York and Ohio.

We currently have seven directors. Our certificate of incorporation provides that the terms of office of the directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders in 2004; Class II, whose term will expire at the annual meeting of stockholders in 2005; and Class III, whose term will expire at the annual meeting of stockholders in 2003. James C. Davis and William R. Jellison are Class I directors; James K. Price and Raymond H. Welsh are Class II directors; and Richard E. Perlman, William A. Shutzer and J. Thomas Presby are Class III directors. At each annual meeting of stockholders or special meeting in lieu thereof, the successors to directors whose terms will then expire (or have expired) will be elected to serve from the time of election and qualification until the third annual meeting (or special meeting held in lieu thereof) following the year in which the term of that Class expired. This classification structure of the board of directors may have the effect of delaying or preventing changes in control or management of PracticeWorks.

Our certificate of incorporation and bylaws provide that the authorized number of directors and the number of directors in each class of directors shall be fixed only by resolution of the Board of Directors from time to time. In addition, our certificate of incorporation and our bylaws provide that, in general, vacancies on the board may be filled by a majority of directors in office, although less than a quorum.

Executive Officers

The executive officers of PracticeWorks are as follows:

Name	Position
Richard E. Perlman	Chairman of the Board of Directors
James K. Price	President and Chief Executive Officer
James C. Davis	Executive Vice President
James A. Cochran	Senior Vice President and Chief Financial Officer
C. Lamar Roberts	Vice President, Sales
Wesley J. Campbell	Vice President, Operations
Dominique Vincent	Chief Executive Officer, Trophy Radiologie SA

James A. Cochran, age 55, has served as our Senior Vice President, Assistant Secretary and Chief Financial Officer since our formation in August 2000. He was VitalWorks’ chief financial officer from August 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. From 1992 until joining VitalWorks, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. Mr. Cochran is a Certified Public Accountant. Mr. Cochran received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

C. Lamar Roberts, age 44, serves as our Vice President of Sales and has since our formation in August 2000. He joined VitalWorks in August 1998 and served as the President of VitalWorks’ Physicians Office Division until August 2000. Prior to joining VitalWorks, Mr. Roberts was Sales Director at United States Surgical, a division of Tyco International. Mr. Roberts received a B.S. from Presbyterian College.

Wesley J. Campbell, age 37, is our Vice President of Operations (formerly Vice President of Client Services) and has served as such since August 2000, when PracticeWorks was formed. Mr. Campbell joined VitalWorks in October 1997 as Vice President of Systems Engineering. He previously served as General Manager for CCI, a Miami-based practice management company acquired by VitalWorks in 1997.

Dominique Vincent, age 42, is the Chief Executive Officer of our French subsidiary, Trophy Radiologie SA, which we acquired in December 2002. Mr. Vincent joined Trophy in 1991 and has served as Chief Executive Officer of Trophy since June 1999. Prior to becoming Chief Executive Officer, Mr. Vincent was Executive Vice President of Trophy. Mr. Vincent has an M.B.A. from the Business School of Paris, an M.S. in Personnel Management from the Institut de Gestion Sociale and a B.S. in Biochemistry.

For more information with respect to Messrs. Perlman, Price and Davis, please see the section entitled “Directors” above.

Committees of the Board

Our audit committee consists of Messrs. Presby, Jellison, Shutzer and Welsh, all of whom are independent directors. The audit committee reviews, acts on and reports to our board of directors on various auditing and accounting matters, including the election of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices and internal controls.

Our compensation committee consists of Mr. Shutzer and Welsh, both of whom are independent directors. Our compensation committee establishes salaries, incentives and other forms of compensation for officers and other employees. This committee also administers our incentive compensation and benefit plans.

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

Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors of PracticeWorks, we believe that all filings were made on a timely basis.

Item 11.     Executive Compensation

Compensation

Director Compensation

PracticeWorks’ directors do not currently receive cash compensation for their services as directors, but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings. Members of the board, who are not PracticeWorks’ employees, or employees of any parent, subsidiary or affiliate of PracticeWorks, are eligible to participate in PracticeWorks’ stock option plan. Each year, directors who are not employees receive options to purchase up to 10,000 shares of common stock with an exercise price set at fair market value at the time of grant. Each year, the chairman of each of the Audit and Compensation Committees receives additional options to purchase up to 7,500 shares of common stock with an exercise price set at fair market value at the time of grant. One half of such directors’ and committee chairman’s options vest after one year and the remainder after two years of service.

Executive Compensation

The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and each of its other four most highly compensated executive officers for services rendered to the Company and its subsidiaries (collectively, the “named executive officers”) during its most recent fiscal year. Also included in the table is comparable compensation information for those individuals for fiscal years 2001 and 2000. During 2000 and a portion of 2001, the Company operated as a division of VitalWorks (then InfoCure). In the case of Messrs. Perlman, Price and Cochran for periods prior to the spin-off, the services rendered were also for the benefit of VitalWorks. The principal positions shown in the table are as of and after the date of the spin-off.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation(1)		Restricted Stock Awards(2)		Securities Underlying Options/SARs	All Other Compensation(3)
Richard E. Perlman Chairman of the Board	2002 2001 2000	$350,000 350,000 215,833	$	— — —	$	— — —	$	— 313,836 —	230,000 — 570,407	$5,500 10,200 8,970

James K. Price Chief Executive Officer And President	2002 2001 2000	350,000 350,000 209,375		— — 4,000		— — —		— 313,986 —	230,000 — 570,455	5,500 10,200 10,000

James C. Davis Executive Vice President	2002 2001 2000	250,000 250,000 177,083		— — 20,030		— — —		— — —	100,000 — 332,805	5,500 10,200 6,214

James A. Cochran Senior Vice President, Chief Financial Officer And Assistant Secretary	2002 2001 2000	195,833 175,000 145,334		— — 25,000		— 18,000 18,000		— 213,876 —	140,000 — 118,872	5,500 10,200 —

C. Lamar Roberts (4) Vice President Sales	2002 2001 2000	200,833 180,000 67,500		16,875 28,500 —		21,962 — —		— — —	70,000 110,000 95,107	5,500 10,200 10,000

(1)	The amounts presented for 2002 include an automobile allowance in the amount of $12,000 and reimbursement for the employee portion of benefits in the amount of $9,962 for Mr. Roberts. The amounts presented for 2001 and 2000 include an automobile allowance in the amount of $12,000 and compensation for business expenses in the amount of $6,000 for Mr. Cochran. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Messrs. Perlman, Price, Cochran and Dr. Davis in fiscal year 2002 and Messrs. Perlman, Price, Roberts and Dr. Davis in fiscal years 2001 and 2000 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for these individuals for such years.
(2)	Options for approximately 209,300 shares held by each of Messrs. Perlman and Price and options for approximately 143,000 shares held by Mr. Cochran were cancelled on October 4, 2001 in exchange for restricted stock grants structured as deferred compensation. Mr. Perlman was granted rights to 52,306 shares, Mr. Price 52,331 shares, and Mr. Cochran 35,646 shares.
(3)	The amounts presented for 2002 represent the Company’s contribution to the 401(k) savings plan and, for 2001 and 2000, VitalWorks’ contribution to its 401(k) savings plan for the benefit of these individuals.
(4)	Mr. Roberts joined PracticeWorks in August 2000.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options granted by the Company to the named executive officers during fiscal 2002. The Company has granted no stock appreciation rights.

	Number of Shares of Common Stock Underlying Options Granted		% of Total Options Granted to Employees in 2002	Exercise Price $/Share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%	10%
Richard E. Perlman	120,000 110,000	(2) (3)	5.29 4.85%	$13.45 7.13	4/9/2012 12/16/2012	$1,015,036 493,242	$2,572,300 1,249,972

James K. Price	120,000 110,000	(2) (3)	5.29 4.85	13.45 7.13	4/9/2012 12/16/2012	1,015,036 493,242	2,572,300 1,249,972

James C. Davis	50,000 50,000	(2) (3)	2.20 2.20	13.45 7.13	4/9/2012 12/16/2012	422,932 224,201	1,071,792 568,169

James A. Cochran	70,000 70,000	(2) (3)	3.09 3.09	13.45 7.13	4/9/2012 12/16/2012	592,104 313,881	1,500,509 795,437

C. Lamar Roberts	70,000	(4)	3.09	7.13	12/16/2012	313,881	795,437

(1)	All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the board of directors.
(2)	The options vest on a quarterly basis ratably over the period ending three years from the date of grant.
(3)	The options vest after three years from the date of grant or up to one-third each year if certain budgeted annual financial targets are met.
(4)	The options vest after four years from the date of grant or up to one-fourth each year if certain budgeted annual financial targets are met.

Aggregated Option Exercises in Last Fiscal Year and Year-end Option Value Table

Shown below is information with respect to the number of PracticeWorks shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2002 for the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2002 and the aggregate gains that would have been realized had these options been exercised on December 31, 2002, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In the Money Options at Fiscal Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Perlman	22,227	$237,384	305,180	495,278	$—	$84,700
James K. Price	22,961	245,223	305,275	495,375	—	84,701
James C. Davis	—	—	174,688	259,832	—	38,553
James A. Cochran	—	—	71,079	187,843	—	53,926
C. Lamar Roberts	25,000	237,500	163,623	137,674	123,500	91,926

(1)	Based on the December 31, 2002, $7.90 closing price for PracticeWorks common stock on the Nasdaq Stock Market.

Employment Agreements

In connection with the spin-off, PracticeWorks entered into three-year employment agreements with Richard E. Perlman, James K. Price, James C. Davis and James A. Cochran on substantially the terms described below. The agreements automatically renew for additional one-year periods at the end of the initial period and each renewal period unless notice of non-renewal is given at least six months in advance. PracticeWorks entered into an employment agreement with Mr. Roberts in May 2001. It had an initial term of two years with renewal as described above. The individual employment agreements provide for an initial annual base salary of $350,000 for Messrs. Perlman and Price, $250,000 for Dr. Davis, $175,000 for Mr. Cochran, and $180,000 for Mr. Roberts. The agreements also provide for a severance payment for each executive equal to three times his then current annual base salary rate for Messrs. Perlman, Price, Davis and Cochran and one times his then current base salary rate for Mr. Roberts upon the termination of the executive’s employment by PracticeWorks without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provided for the grant of stock options on the first day of the executive’s employment and periodic grants of options thereafter as recommended by the compensation committee of our board of directors. Each employment agreement provides for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by PracticeWorks to the executive in the event that, upon a change in control, any payments made to the executive that are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with PracticeWorks, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership

    Five Percent Owners

The following table sets forth information, as of March 1, 2003, as to shares of our common stock held by persons known to us to be the beneficial owners of more than five percent of our common stock based upon information publicly filed by such persons:

Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent
Barry M. Kitt The Pinnacle Fund, L.P. Suite 240 4965 Preston Park Blvd. Plano, TX 75093	908,986	(1)	5.1%

(1)	Based upon an amendment to Schedule 13G, dated January 31, 2003, filed with the SEC by Mr. Kitt. Mr. Kitt disclaims beneficial ownership of certain shares reported, including 894,875 shares beneficially owned by The Pinnacle Fund, L.P., of which Mr. Kitt is a general partner. The Pinnacle Fund filed an amendment to Schedule 13G, dated January 31, 2003, with the SEC as the beneficial owner of 894,875 shares, which is reported as 5.1% of the outstanding common stock, with sole voting and dispositive power over the shares.

    Officers and Directors

The following table sets forth information concerning the shares of PracticeWorks common stock that are beneficially owned by the following individuals:

•	each of PracticeWorks’ directors;

•	each of PracticeWorks’ named executive officers; and

•	all of PracticeWorks’ directors and executive officers as a group.

Unless otherwise indicated, the listing is based on the number of PracticeWorks shares held by such beneficial owners as of March 1, 2003. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, PracticeWorks believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The address for each beneficial owner set forth in the table is c/o PracticeWorks, Inc., 1765 The Exchange, Suite 200, Atlanta, Georgia 30339.

The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises on or prior to April 30, 2003. In calculating the percentage owned by each beneficial owner, PracticeWorks assumed that all shares issuable upon exercise of options on or prior to April 30, 2003 are exercised by that person. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners.

Name of Beneficial Owner	Total Common Stock		Exercisable Options	Number of Shares Beneficially Owned	Percent of Class(1)
Richard E. Perlman	348,735	(2)	325,180	673,915	3.8%
James K. Price	456,606	(3)	325,275	781,881	4.4
James C. Davis	266,139	(4)	183,201	449,340	2.5
James A. Cochran	4,719		82,746	87,465	1.0
C. Lamar Roberts	2,865		180,498	183,363	*
William R. Jellison	15,000		15,000	30,000	*
Raymond H. Welsh	58,250		34,010	92,260	*
William A. Shutzer	169,500		15,000	184,500	1.0
All executive officers and directors as a group (11 persons)	1,178,836		1,258,685	2,582,262	13.7%

*	Less than 1%
(1)	Based on an aggregate of 17,603,821 shares of PracticeWorks common stock issued and outstanding as of March 1, 2003.
(2)	125,811 of these shares are owned by two limited liability companies, one of which is a general partner of the other, and Mr. Perlman is a principal and owns a majority interest in the general partner. 23,801 of these shares are owned by a limited partnership of which Mr. Perlman is a general partner.
(3)	1,612 of these shares are owned by Mr. Price’s brother. Mr. Price maintains voting control over these shares.
(4)	4,950 of these shares are held in trust for the benefit of relatives of Dr. Davis. Dr. Davis has control over these shares.

Equity Compensation Plans

The following table sets forth as of December 31, 2002, information about our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,928,466	(1)	$9.14	2,211,792
Equity compensation plans not approved by security holders	0		—	0

Total	5,928,466		$9.14	2,211,792

(1)  Includes 140,283 shares issuable as deferred compensation pursuant to restricted stock grants.

Item	13. Certain Relationships and Related Transactions

On June 13, 2002, we cancelled all outstanding shares of our Series A preferred stock then held by Ceramco, Inc. (“Ceramco”), a wholly-owned subsidiary of DENTSPLY. Mr. Jellison, one of our directors, is an executive officer of DENTSPLY. In exchange for the cancellation of the Series A shares, Ceramco received $15.0 million in cash, 967,742 shares of PracticeWorks common stock and a warrant to purchase 450,000 additional shares of common stock at an exercise price of $15.50 per share. The warrant is exercisable at any time and expires on June 13, 2009.

Item 14.     Controls and Procedures

Within 90 days of the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to PracticeWorks required to be included in the reports that the company files under the Exchange Act. There have been no significant changes in PracticeWorks’ internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

(a)(2) Financial Statement Schedules. The applicable financial statement schedule required under Regulations S-X has been included beginning on page 60 of this report, as follows:

Page
Report of Independent Certified Public Accountants on Financial Statement Schedule pertaining only to 2001 and 2000	59

Schedule II—Valuation and Qualifying Accounts	60

Report of Independent Auditors on Financial Statement Schedule pertaining only to 2002	F-2

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number		Description

2.1

Agreement and Plan of Distribution, dated as of February 21, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

2.2

Share Purchase Agreement, dated December 19, 2002, by and among Trex Medical Corporation, Thermo Electron Corporation and PracticeWorks, Inc. with respect to Trex Medical France, S.A. (incorporated by reference to Exhibit 2.1 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on December 27, 2002).

3.1		Certificate of Incorporation of PracticeWorks, Inc. (incorporated by reference to Exhibit 3.1 to PracticeWorks Registration Statement on Form 10, filed with the Commission on August 22, 2000).

3.2	(a)

Certificate of Designations of Series A Preferred Stock of PracticeWorks, Inc. issued to Ceramco, Inc. (incorporated by reference to Exhibit 3.2(b) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

3.2	(b)

Certificate of Designations of Series B Preferred Stock of PracticeWorks, Inc. issued to the Stockholders of Medical Dynamics, Inc. (incorporated by reference to Exhibit 3.2(b) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

3.2	(c)

Certificate of Designations of Series C Preferred Stock of PracticeWorks, Inc. issued to Crescent International Ltd. (incorporated by reference to Exhibit 3.2(c) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

3.2	(d)*	Certificate of Designations of Series D Preferred Stock of PracticeWorks, Inc.

3.3		By-Laws of PracticeWorks, Inc. (incorporated by reference to Exhibit 3.2 to PracticeWorks Registration Statement on Form 10, filed with the Commission on August 22, 2000).

4.1

Form of certificate representing PracticeWorks, Inc. common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to PracticeWorks’ Registration Statement on Form 10, filed with the Commission on December 21, 2000).

4.2

Rights Agreement, dated as of November 6, 2002, by and between PracticeWorks, Inc. and StockTrans, Inc., as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series D Participating Cumulative Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.1 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on November 7, 2002).

Exhibit Number		Description

4.3

Warrant to purchase up to 100,000 shares dated July 18, 2001, by and between PracticeWorks, Inc. and FINOVA Capital Corporation (incorporated by reference to Exhibit 4.2(c) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

4.4

Warrant to purchase up to 50,000 shares dated March 6, 2001, by and between PracticeWorks, Inc. and Crescent International Ltd. (incorporated by reference to Exhibit 4.3 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

4.5

Registration Rights Agreement dated as of March 7, 2001, by and between PracticeWorks, Inc. and Ceramco, Inc. (incorporated by reference to Exhibit 10.15 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

4.6

Agreement for Share Exchange dated May 16, 2002, by and between PracticeWorks, Inc. and Ceramco, Inc. (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to PracticeWorks’ Registration Statement on Form S-3, filed with the Commission on May 16, 2002).

4.7

Common Stock Purchase Warrant to purchase up to 450,000 shares dated May 16, 2002, in favor of Ceramco, Inc. (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to PracticeWorks’ Registration Statement on Form S-3, filed with the Commission on May 16, 2002).

10.1

Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.2		Agreement and Plan of Distribution (filed as Exhibit 2.1).

10.3

Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.4	(a)

Intellectual Property License Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC regarding source code and object code use (incorporated by reference to Exhibit 10.5(a) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.4	(b)

Intellectual Property License Agreement, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC regarding software use (incorporated by reference to Exhibit 10.5(b) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.4	(c)

Assignment of Copyrights, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.4	(d)

Assignment of Trademarks, dated as of March 5, 2001, by and between VitalWorks Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.5	(a)

PracticeWorks, Inc. 2000 Stock Option Plan, amended and restated as of October 16, 2001 (incorporated by reference to Exhibit 10.6(a) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

10.5	(b)

Form of 2000 Stock Option Plan Stock Option Certificate for Incentive Stock Options (incorporated by reference to Exhibit 10.6(b) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

10.5	(c)

Form of 2000 Stock Option Plan Stock Option Certificate for Nonqualified Stock Options (incorporated by reference to Exhibit 10.6(c) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

Exhibit Number	Description

10.5(d)*	Amendments to PracticeWorks, Inc. 2000 Stock Option Plan, each dated December 10, 2002.

10.6*	Form of Indemnification Agreement by and between PracticeWorks, Inc. and each of the directors listed on the Schedule attached thereto.

10.7(a)

Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and Richard E. Perlman (incorporated by reference to Exhibit 10.8(a) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.7(b)

Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James K. Price (incorporated by reference to Exhibit 10.8(b) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.7(c)

Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James A. Cochran (incorporated by reference to Exhibit 10.8(c) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.7(d)

Employment Agreement, dated March 5, 2001, by and between PracticeWorks, Inc. and James C. Davis (incorporated by reference to Exhibit 10.8(d) to PracticeWorks’ Current Report on Form 8-K, filed with the Commission on March 22, 2001).

10.7(e)

Employment Agreement, dated as of May 1, 2001, by and between PracticeWorks, Inc. and C. Lamar Roberts (incorporated by reference to Exhibit 10.8(e) to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

10.8

Contribution Agreement, dated as of December 27, 2000, by and among VitalWorks Corporation, PracticeWorks, Inc., DENTSPLY International, Inc., Ceramco, Inc. and SoftDent LLC (incorporated by reference to Exhibit 10.14 to PracticeWorks’ Registration Statement on Form S-1, filed with the Commission on January 16, 2001).

10.9

Amended and Restated Agreement and Plan of Merger and Reorganization by and among Medical Dynamics, Inc., VitalWorks Corporation and CADI Acquisition Corporation, Inc. dated October 10, 2000, as amended on October 30, 2000, December 19, 2000, March 5, 2001, April 16, 2001 and May 23, 2001 (incorporated by reference to Appendix A to PracticeWorks’ and Medical Dynamics’ proxy statement-prospectus filed with the Commission on June 18, 2001).

10.10	Form of Stock Grant Certificate and Schedule of Recipients (incorporated by reference to Exhibit 10.23 to PracticeWorks’ Annual Report on Form 10-K, filed with the Commission on March 20, 2002).

10.11*

Credit Agreement, dated as of December 23, 2002, by and among PracticeWorks, Inc., as Borrower; SoftDent, LLC, PracticeWorks Systems, LLC, CADI Acquisition Corporation, and PracticeWorks Capital, Inc., as Guarantors; and, Bank of America, N.A., as Administrative Agent and Lender.

10.12*

First Amendment to Credit Agreement, dated as of January 31, 2003, by and among PracticeWorks, Inc., as Borrower; SoftDent, LLC, PracticeWorks Systems, LLC, CADI Acquisition Corporation, and PracticeWorks Capital, Inc., as Guarantors; and, Bank of America, N.A., as Administrative Agent and Lender.

10.13*

Second Amendment to Credit Agreement, dated as of February 14, 2003, by and among PracticeWorks, Inc., as Borrower; SoftDent, LLC, PracticeWorks Systems, LLC, CADI Acquisition Corporation, and PracticeWorks Capital, Inc., as Guarantors; and, Bank of America, N.A., as Administrative Agent and Lender.

21.1*	Subsidiaries of PracticeWorks, Inc.

23.1*	Consent of BDO Seidman, LLP.

23.2*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on signature page).
99.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors

PracticeWorks, Inc.

The audits referred to in our report of PracticeWorks, Inc., dated February 5, 2002 (except for Note 12(c) which is as of March 15, 2002) which is contained in Item 8 of this Form 10-K, included an audit of the schedule listed under Item 15(a)(2) pertaining only to 2001 and 2000. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Atlanta, Georgia

February 5, 2002 (except for Note 12(c)

which is as of March 15, 2002)

SCHEDULE II

PRACTICEWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2002	$1,408	$—	$—		$(878	)(A)	$530
Year ended December 31, 2001	1,103	901	—		(596	)(B)	1,408
Year ended December 31, 2000	1,113	611	—		(621	)(B)	1,103
Deferred Tax Asset Valuation Allowance
Year ended December 31, 2002	13,723	—	(3,497	)(C)	(1,199	)(D)	9,027
Year ended December 31, 2001	—	7,104	6,619	(C)	—		13,723
Year ended December 31, 2000	—	—	—		—		—

(A)	Uncollected receivables written off and reduction in valuation allowance.
(B)	Uncollected receivables written off.
(C)	Net operating losses acquired in connection with Medical Dynamics acquisition. Amount estimated in 2001 and further adjusted in 2002.
(D)	Reduction in valuation allowance.

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2003.

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

Signature	Title	Date

/s/ RICHARD E. PERLMAN Richard E. Perlman	Chairman of the Board and Director	March 28 , 2003

/s/ JAMES K. PRICE James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2003

/s/ JAMES A. COCHRAN James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ JAMES C. DAVIS James C. Davis	Executive Vice President and Director	March 28, 2003

/s/ WILLIAM R. JELLISON William R. Jellison	Director	March 28, 2003

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 28, 2003

/s/ RAYMOND H. WELSH Raymond H. Welsh	Director	March 28, 2003

/s/ J. THOMAS PRESBY J. Thomas Presby	Director	March 28, 2003

CERTIFICATIONS

I, James K. Price, certify that:

1.	I have reviewed this annual report on Form 10-K of PracticeWorks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/S/ JAMES K. PRICE
James K. Price Chief Executive Officer and President

CERTIFICATIONS

I, James A. Cochran, certify that:

1.	I have reviewed this annual report on Form 10-K of PracticeWorks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/S/ JAMES A. COCHRAN
James A. Cochran Senior Vice President and Chief Financial Officer

PRACTICEWORKS, INC.

Report of Independent Auditors

The Board of Directors

PracticeWorks, Inc.

We have audited the accompanying consolidated balance sheet of PracticeWorks, Inc. and subsidiaries (“PracticeWorks”) as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and 2002 schedule are the responsibility of PracticeWorks’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of PracticeWorks, Inc. and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 PracticeWorks ceased amortization of goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    Ernst & Young LLP

Atlanta, Georgia

February 4, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

PracticeWorks, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of PracticeWorks, Inc. as of December 31, 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PracticeWorks, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO	SEIDMAN, LLP

Atlanta, Georgia

February	5, 2002 (except for Note 12(c)
which	is as of March 15, 2002)

PRACTICEWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share and per share amounts)
ASSETS
Current:
Cash and cash equivalents	$11,028	$6,555
Accounts receivable-trade, net of allowance of $530 and $1,408	23,228	6,306
Other receivables	1,383	1,462
Inventory	7,849	894
Deferred income tax assets	300	632
Prepaid expenses and other current assets	1,422	507

Total current assets	45,210	16,356
Property and equipment, net of accumulated depreciation of $8,065 and $5,153	8,188	6,628
Goodwill	78,200	45,412
Capitalized software development costs	12,428	12,620
Acquired developed technologies	17,365	—
Other intangible assets	12,221	5,337
Deferred income tax assets	6,305	4,725
Investments in and advances to affiliate	4,584	—
Other assets	1,408	215

	$185,909	$91,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,132	$3,010
Foreign income tax payable	3,982	—
Accrued expenses	13,221	6,768
Accrued restructuring costs	322	845
Deferred revenue and customer deposits	14,636	12,476
Current portion of long-term debt	8,729	4,379

Total current liabilities	54,022	27,478
Long-term debt, less current portion	33,921	20,258
Deferred income tax liability	6,982	—
Other liabilities	722	—

Total liabilities	95,647	47,736

Commitments and contingencies

Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series A 6.5% convertible redeemable preferred; liquidation preference and redemption value $32,000; shares issued and outstanding of 32,000; carrying value includes accrued dividends of $1,697 and is net of $9,205 unamortized discount	—	24,492

Series B 6.0% convertible redeemable preferred; liquidation preference and redemption value $5,199 and $5,198, respectively; shares issued and outstanding 955,779 and 955,593, respectively; carrying value includes accrued dividends of $451 and $126 and is net of $1,080 and $1,380 unamortized discount, respectively	4,570	3,944

Series C convertible redeemable preferred; liquidation preference and redemption value $5,000; shares issued and outstanding of 100,000; carrying value includes $767 accrued redemption premium	—	5,767

Series D preferred stock, no shares issued and outstanding	—	—

Stockholders’ equity
Common stock $0.01 par value, 100,000,000 authorized, 17,687,872 and 11,022,743 issued and outstanding, respectively	177	110
Additional paid-in capital	117,622	35,518
Deferred compensation	(736)	(821)
Accumulated deficit	(32,533)	(25,428)
Accumulated other comprehensive income (loss)	1,162	(25)

Total stockholders’ equity	85,692	9,354

	$185,909	$91,293

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2002	2001	2000
	(In thousands except per share data)
Revenues:
Recurring	$55,301	$42,292	$26,361
Non-recurring	31,801	18,087	13,654

Total revenues	87,102	60,379	40,015

Operating expenses:
Purchases for resale	16,751	8,932	5,337
Selling, general and administrative	52,425	46,819	38,895
Research and development	3,416	2,241	3,481
Amortization of goodwill	—	22,805	15,823
Depreciation and amortization of other intangible assets	7,381	4,580	1,427
Purchased research and development	12,263	—	—
Restructuring (benefit) charge	(225)	(136)	3,869
Other non-recurring charges	82	3,511	3,541
Gain on sale of fixed assets	—	—	(636)

Total operating expenses	92,093	88,752	71,737

Operating loss	(4,991)	(28,373)	(31,722)
Other (income) expenses:
Interest income	(391)	—	—
Interest expense	1,429	2,439	2,117
Other interest expense—debt extinguishment costs	889	—	—
Equity in loss of affiliate	89	—	—

Total other expenses	2,016	2,439	2,117

Loss before income taxes	(7,007)	(30,812)	(33,839)
Provision (benefit) for income taxes	98	—	(4,399)

Net loss	(7,105)	(30,812)	(29,440)
Dividends:
Accrued and accretive preferred dividends	2,870	4,504	—
Deemed dividend from redemption of series A preferred stock	7,625	—	—

Total dividends	10,495	4,504	—

Net loss available to common stockholders	$(17,600)	$(35,316)	$(29,440)

Per share data:
Basic and diluted:
Net loss	$(0.48)	$(3.36)	$(3.51)
Accrued, accretive and deemed dividends	(0.70)	(0.49)	—

Net loss available to common stockholders	$(1.18)	$(3.85)	$(3.51)

Shares used in computing per share amounts:
Basic and diluted	14,930	9,178	8,384

Comprehensive loss:
Net loss	$(7,105)	$(30,812)	$(29,440)
Translation adjustments	1,187	(134)	109

Total comprehensive loss	$(5,918)	$(30,946)	$(29,331)

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	VitalWorks Inc. Equity	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
	(In thousands, except share amounts)
Balances at December 31, 1999	—	$—	$—	$35,909	$—	$(3,490)	$—	$32,419
Net advances from VitalWorks Inc.	—	—	—	26,741	—	—	—	26,741
Net loss	—	—	—	—	—	(29,440)	—	(29,440)
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Reclassification	—	—	—	(32,930)	—	32,930	—	—

Balances at December 31, 2000	—	—	—	29,720	—	—	109	29,829
Net advances from VitalWorks Inc. through spin-off	—	—	—	1,902	—	—	—	1,902
Net loss through spin-off date	—	—	—	—	—	(5,384)	—	(5,384)
Issuance of common stock and related adjustments in connection with spin-off	9,237,290	93	26,145	(31,622)	—	5,384	—	—
Issuance of common stock, net of related costs for:
Private placements	1,203,891	12	6,735	—	—	—	—	6,747
2001 Acquisition	242,099	2	2,280	—	—	—	—	2,282
Exercise of stock options and warrants	101,462	1	422	—	—	—	—	423
Payment of obligations	94,588	1	616	—	—	—	—	617
Restricted stock award	140,283	1	840	—	(841)	—	—	—
Preferred stock conversions	3,130	—	114	—	—	—	—	114
Issuance of warrants	—	—	786	—	—	—	—	786
VitalWorks Inc. shares issued in connection with 2001 Acquisition	—	—	2,297	—	—	—	—	2,297
Amortization of deferred compensation	—	—	—	—	20	—	—	20
Accrued and accretive dividends on preferred stock	—	—	(4,504)	—	—	—	—	(4,504)
Other	—	—	(213)	—	—	—	—	(213)
Net loss subsequent to spin-off date	—	—	—	—	—	(25,428)	—	(25,428)
Foreign currency translation adjustments	—	—	—	—	—	—	(134)	(134)

Balances at December 31, 2001	11,022,743	110	35,518	—	(821)	(25,428)	(25)	9,354
Issuance of common stock, net of related costs for:
Public offering	4,428,454	44	63,722	—	—	—	—	63,766
Purchased technology	161,239	2	1,500	—	—	—	—	1,502
Payment of contingent consideration	52,107	1	899	—	—	—	—	900
Exercise of stock options and warrants	231,503	2	795	—	—	—	—	797
Payment of obligations	35,618	—	355	—	—	—	—	355
Preferred stock conversions	1,740,315	18	25,111	—	—	—	—	25,129
Other	15,893	—	217	—	—	—	—	217
Amortization of deferred compensation	—	—	—	—	85	—	—	85
Accrued, accretive and deemed dividends on preferred stock	—	—	(10,495)	—	—	—	—	(10,495)
Net loss	—	—	—	—	—	(7,105)	—	(7,105)
Foreign currency translation adjustments	—	—	—	—	—	—	1,187	1,187

Balances at December 31, 2002	17,687,872	$177	$117,622	$—	$(736)	$(32,533)	$1,162	$85,692

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except share amounts)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(7,105)	$(30,812)	$(29,440)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Purchased research and development	12,263	—	—
Restructuring and other non-recurring charges	—	(924)	3,637
Debt extinguishment costs	889	—	—
Depreciation and amortization	8,371	27,797	17,250
Provision for doubtful accounts	(121)	901	611
Equity in loss of affiliate	89	—	—
Gain on disposal of fixed assets	—	—	(636)
Deferred taxes	95	—	(4,399)
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	29	1,117	(430)
Inventory, prepaid expenses and other current assets	313	(184)	(147)
Accounts payable and accrued expenses	(2,620)	1,678	2,604
Deferred revenue and customer deposits	(857)	(186)	2,347

Cash provided by (used in) operating activities	11,346	(613)	(8,603)

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(62,654)	(4,678)	(15,257)
Additional purchase price consideration	(495)	—	(4,400)
Property and equipment expenditures	(1,985)	(2,122)	(3,604)
Cash paid for intangible assets	(2,409)	(1,987)	(2,905)
Investment in and advances to affiliate	(4,673)	—	—
Other	35	106	(804)

Cash used in investing activities	(72,181)	(8,681)	(26,970)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	63,766	6,747	—
Borrowings of long-term debt	40,352	—	12,543
Principal payments on long-term debt	(22,907)	(229)	(186)
Redemption of series A preferred stock	(15,000)	—	—
Proceeds from exercise of stock options and warrants	797	423	—
Proceeds from sale of series C convertible redeemable preferred stock, net	—	4,741	—
Net cash advances from VitalWorks Inc.	—	344	24,658
Payment of deferred loan costs	(1,951)	(183)	—
Other	(14)	(8)	—

Cash provided by financing activities	65,043	11,835	37,015

Effect of exchange rate changes on cash and cash equivalents	265	35	10

Net increase in cash and cash equivalents	4,473	2,576	1,452
Cash and cash equivalents, beginning of year	6,555	3,979	2,527

Cash and cash equivalents, end of year	$11,028	$6,555	$3,979

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock and warrant for redemption of series A preferred stock	$19,053	$—	$—
Issuance of common stock for conversion of series C preferred stock	6,076	—	—
Issuance of common stock for purchased technology	1,502	—	—
Issuance of common stock to settle obligations	1,255	617	—
Issuance of notes payable for acquisitions	336	2,655	—
Issuance of series A convertible redeemable preferred stock for InfoSoft acquisition, net of discount	—	21,000	—
Issuance of 9,237,290 shares of common stock in exchange for net assets in spin-off	—	26,238	—
Issuance of series B convertible redeemable preferred stock for Medical Dynamics acquisition, net of discount	—	3,812	—
Issuance of VitalWorks Inc. common stock for acquisitions	—	2,297	2,386
Issuance of common stock for acquisitions	—	2,282	—
Issuance of restricted stock award	—	841	—
Issuance of stock warrants	—	786	—
Disposal of building under capital lease obligation	—	—	(1,109)
Issuance of VitalWorks Inc. common stock to settle obligations	—	—	400

ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$1,159	$1,028	$—

Income taxes paid	$—	$—	$—

See accompanying notes to consolidated financial statements.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Basis of Presentation

The Company is a provider of software-based information technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and, on a more limited basis, in Europe, Canada and Australia. The Company’s offerings include practice management applications, ongoing maintenance and support and training, electronic data interchange, or EDI, services and business-to-business e-commerce services and, for 2002, digital radiography and cosmetic imaging systems. These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. On December 23, 2002, PracticeWorks completed the acquisition of Trex Medical France SA and its subsidiaries, principally Trophy Radiologie SA (“Trophy”). Trophy develops, manufactures and markets conventional x-ray and digital radiography imaging systems, primarily for the dental market. Trophy markets its products worldwide.

PracticeWorks, Inc. began as an operating division of its former parent, VitalWorks Inc. (“VitalWorks), (formerly known as InfoCure Corporation). PracticeWorks, Inc. was incorporated in Delaware in August 2000, and on March 5, 2001, VitalWorks spun-off the operations through a pro rata distribution to its stockholders of all of PracticeWorks’ common stock in a tax-free distribution. The spin-off was effected through the dividend of one share of PracticeWorks common stock for every four shares of VitalWorks common stock held by VitalWorks stockholders of record on February 21, 2001. Results of operations prior to the spin-off are those of PracticeWorks, a division of VitalWorks, considered the predecessor to PracticeWorks, Inc. For purposes of these financial statements the term “PracticeWorks” or the “Company” means PracticeWorks, a division of VitalWorks, for periods prior to the spin-off, and PracticeWorks, Inc. for periods after the spin-off. The consolidated financial statements include the accounts of PracticeWorks and all of its wholly-owned subsidiaries (collectively, the “Company”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company reports two types of revenue: recurring and non-recurring. Recurring revenue includes maintenance and support services, subscription services for software and related support, and e-services (EDI services and royalties and other revenues from e-commerce and other Internet-based services). Non-recurring revenue includes one-time sales of software licenses and systems, fees for training and implementation services, and Trophy equipment sales.

Revenue from maintenance and support services and subscriptions, which typically have contract terms varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from e-services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred or training has been provided, whichever is later, fees are fixed or determinable, and collectibility is probable. Revenue from hardware sales is recognized upon product shipment, terms of which are typically FOB shipping point. Revenue from training and implementation services is recognized as the service is provided. Revenue from Trophy equipment sales is recognized when no significant vendor obligation remains, title to the equipment passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Outside of the United States, Trophy sells to a network of third party distributors. Revenue is recognized at the time of delivery to the distributor as title passes and no right of return exists. Amounts received from customers in advance of product shipment or service periods are recorded as deferred revenue or customer deposits.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling charges billed to customers are recorded as a component of revenue, the corresponding costs are included in selling, general and administrative expenses and are not significant.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company’s financial instruments included in the accompanying balance sheets are not materially different from their fair values with the exception of the Series C preferred stock that the Company believes had a fair value of $10.0 million on December 31, 2001.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or market (net realizable value). The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving on a case by case basis, equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand, technology changes and market conditions.

Warranty Costs

The Company, as a result of the Trophy acquisition, provides customers a limited warranty, generally two years, with each Trophy product and provides for warranty costs at the time of sale based upon historical claims experience. Actual warranty costs incurred are charged against the accrual when paid. From the date of the Trophy acquisition through December 31, 2002, warranty costs were immaterial.

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at the lower of fair value or historical cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

Capitalized Software Development Costs

Costs incurred, such as planning, designing, coding and testing, for computer software to be sold, leased or otherwise marketed are expensed as incurred prior to establishing the technological feasibility of a product. Technological feasibility is generally achieved when the detailed program design or a working model has been completed. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products, which is generally four years. Capitalized costs for each project are reviewed periodically to determine that the estimated useful lives are appropriate and carrying values are recoverable based on estimated future cash flows and revisions to estimated lives or impairment charges are recorded as necessary.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of Computer Software Developed for Internal Use

Computer software development costs that are incurred during the preliminary stage of development, such as product evaluation and selection, are expensed as incurred. Costs incurred during the application development stage, such as design coding and installation, are capitalized and amortized over the useful life of the product, which is generally four years, and are included in capitalized software development costs on the consolidated balance sheet. Training, maintenance and data conversion costs are expensed as incurred.

Goodwill and other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In July 1, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial impairment test and be reviewed for impairment at least annually thereafter. The Company adopted certain provisions of SFAS No. 142 effective July 1, 2001 and the remaining provisions effective January 1, 2002. Concurrent with the adoption effective January 1, 2002, the Company performed the initial impairment test using an income approach, the results of which yielded no impairment. The Company completed the annual impairment test as of October 1, 2002 (the “Measurement Date”), the results of which indicated that there was no impairment of goodwill and other acquired intangible assets as of the Measurement Date. Additionally, no events have occurred subsequent to the Measurement Date that would indicate impairment.

The following table presents the impact of SFAS No. 142 on net loss and net loss available to common stockholders and respective per share data had the accounting standard been in effect for 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)

Net loss, as reported	$(7,105)	$(30,812)	$(29,440)
Goodwill amortization, net of tax	—	22,805	10,791

Net loss, as adjusted	(7,105)	(8,007)	(18,649)
Accrued, accretive and deemed preferred stock dividends	10,495	4,504	—

Net loss available to common stockholders, as adjusted	$(17,600)	$(12,511)	$(18,649)

Per share data—basic and diluted, as adjusted
Net loss, as reported	$(0.48)	$(3.36)	$(3.51)
Goodwill amortization, net of tax	—	2.49	1.29

Net loss, as adjusted	(0.48)	(0.87)	(2.22)
Accrued, accretive and deemed preferred stock dividends	(0.70)	(0.49)	—

Net loss available to common stockholders, as adjusted	$(1.18)	$(1.36)	$(2.22)

Other intangible assets include purchased and internally developed software and other technology, acquired customer relationships, acquired customer maintenance contracts, acquired trade names, acquired patents and deferred loan costs. Amortization of these intangible assets is computed over the estimated useful lives of the respective assets. The useful lives for purchased intangible assets range from four to 18 years. During 2001 and 2000, the Company’s policy was to amortize Goodwill over its estimated useful life, three years, on a straight-line basis. Deferred loan costs are amortized over the life of the respective loans at rates that approximate the interest method.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable based on its expected undiscounted cash flows. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. When such an impairment exists, the related assets will be written down to fair value. There were no indicators of impairment of long-lived assets in 2002, 2001 or 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rate during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in stockholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in stockholders’ equity as the amounts are considered to be of a long-term investment nature.

Stock Based Compensation Plans

The Company accounts for its stock-based compensation plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” In Note 12, the Company presents the disclosure requirements of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148 provides for alternative methods of transitioning to SFAS No. 123 (see Recent Accounting Pronouncements). The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148. No compensation expense for employee stock options is reflected in net loss available to common stockholders as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss available to common stockholders:
As reported	$(17,600)	$(35,316)	$(29,440)
Total stock-based compensation expense	4,339	3,659	5,561

Pro forma	$(21,939)	(38,975)	(35,001)

Net loss available to common stockholders per share:
As reported	$(1.18)	$(3.85)	$(3.51)
Pro forma	(1.47)	(4.25)	(4.17)

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma net loss may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off are amortized to expense over the vesting period, which was only a partial year in 2001. For fiscal years ended prior to December 31, 2001, the pro forma results would be the same as the actual results reported, as there were no PracticeWorks options in existence prior to the spin-off.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

Restructuring Costs

Through December 31, 2002, the Company recorded restructuring costs, including the incremental costs and liabilities to close redundant facilities and severance costs related to the Company’s employees, in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” Liabilities incurred as a result of exiting an activity of acquired companies are recorded in accordance with the guidance of EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Net Loss Per Share

Basic and diluted net loss per share amounts are presented in conformity with the SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period. Under SFAS No. 128, diluted earnings per share amounts are to be presented to include the effect of potentially dilutive securities. For the years ended December 31, 2002 and 2001, potentially dilutive shares totaled 2.0 million and 2.1 million consisting of 1.8 million and 179,000 related to stock options, 9,000 and 43,000 related to warrants and 155,000 and 1.9 million related to convertible preferred stock, respectively. The potentially dilutive shares were excluded from the calculation because they were antidilutive. Prior to the spin-off there were no potentially dilutive securities.

For purposes of these financial statements, shares used in computing historical basic and diluted net loss per share are based on the distribution ratio of one share of PracticeWorks common stock for every four outstanding shares of VitalWorks common stock.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of cumulative currency translation adjustments. There have been no tax effects provided on currency translation amounts as the amounts are considered to be permanently invested.

Advertising Expenses

The Company expenses all advertising costs as incurred. Advertising expenses were $1.4 million, $1.0 million and $840,000 for years ended December 31, 2002, 2001 and 2000, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142 which superceded APB No. 17, “Intangible Assets,” and as discussed above, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an initial test of impairment and be reviewed for impairment at least annually thereafter or more frequently when events or circumstances indicate that an impairment may have occurred. The Company adopted certain provision of SFAS No. 142 effective July 1, 2001 and the remaining provisions effective January 1, 2002. The Company performed the required impairment tests in 2002, the results of which yielded no impairment.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. The Company does not anticipate the adoption of this standard to have a material impact on the financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The Company’s adoption of this standard did not have a material impact on the financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinded SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify these gains and losses. The Company adopted this standard during 2002. The Company recorded debt extinguishment costs during the second quarter of 2002 in conjunction with the repayment of the credit facility with FINOVA (see Note 7) in accordance with this standard.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on the financial statements and the standard does not require prior periods to be restated.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123. Although it does not require the use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting in accordance with APB No.25 as allowed under SFAS No. 148 and has included the required disclosures under SFAS No. 148.

3.    Business Combinations

The Company has completed several acquisitions in the periods presented, all of which have been accounted for using the purchase method of accounting and all of which are included in the consolidated results of the Company from the respective acquisition date.

2002 Acquisitions

On December 23, 2002, the Company acquired 100% of the outstanding common shares of Trex Medical France SA (“Trophy”) a manufacturer of dental radiology products which are highly complementary to the Company’s information management products. The results of Trophy’s operations have been included in the consolidated financial statements since that date. Trophy develops, manufactures and markets conventional x-ray and digital radiography imaging systems primarily for the dental market. Trophy’s products are marketed throughout the world through a network of independent non-exclusive dental product sellers located in Europe, Japan and through PracticeWorks in the United States.

Total consideration for this transaction through December 31, 2002 was approximately $50.7 million and includes the agreed upon purchase price, a net working capital adjustment and transaction costs and is net of acquired cash. The acquisition was funded using cash on hand and the Bank of America Credit Agreement (“BOA Credit Agreement”) (see Note 10). Total goodwill recorded was $19.7 million, of which approximately $300,000 is deductible for income tax purposes and is included in the Company’s Manufactured Products segment.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$22,310
Property and equipment	1,809
Customer relationships	1,033
Developed technologies	16,960
Trade names and other intangible assets	1,443
In-process research and development	12,263
Goodwill	19,688
Other assets	1,314
Current liabilities	(19,306)
Non-current liabilities	(6,805)

Net assets acquired	$50,709

The estimated useful lives of the intangible assets acquired are as follows:

Customer relationships	6 years
Developed technologies	10 years
Trade names	Indefinite

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $12.3 million assigned to in-process research and development assets was written off as a charge to operating expenses at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

Additionally, in 2002, the Company completed the following three acquisitions with an aggregate purchase price of $11.3 million:

•	Dentrak Limited, based in the United Kingdom, a provider of software-based information technology to dental practices.

•	Team Management Systems Limited, based in the United Kingdom, a provider of software-based information technology to dental practices.

•	OMS Comp, based in New York, a provider of software-based information technology to oral and maxillofacial surgeons.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at each of the acquisition dates.

Current assets	$2,432
Property and equipment	377
Capitalized software	1,080
Customer maintenance contracts	1,335
Customer relationships	2,685
Goodwill	6,713
Current liabilities	(3,154)
Non-current liabilities	(132)

Net assets acquired	$11,336

The estimated useful lives of the intangible assets acquired are as follows:

Capitalized software	4 years
Customer maintenance contracts	6 years
Customer relationships	10-18 years

Of the $6.7 million in goodwill, approximately $1.0 million was assigned to the Information Technologies—United States segment and will be deductible for tax purposes. The remaining $5.7 million of goodwill was assigned to the Information Technologies—International segment, of which approximately $400,000 will be deductible for tax purposes.

2001 Acquisitions

On March 7, 2001, the Company acquired the membership interests of SoftDent, LLC, or InfoSoft, the practice management subsidiary of Ceramco, Inc. (“Ceramco”), a wholly-owned subsidiary of DENTSPLY. At the time of acquisition, InfoSoft was party to approximately 23 independent value added reseller (“VAR”) agreements, which the Company intended to restructure. All of these VAR agreements have expired or been terminated by the Company. In separate, negotiated transactions, the Company acquired the support business of a number of the former VARs. For the period from March 7, 2001 through December 31, 2002, the estimated fair

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of aggregate consideration for the acquisition of InfoSoft and the various VAR support business assets was approximately $27.1 million, represented by 32,000 shares of the Company’s series A convertible redeemable preferred stock valued at $21.0 million (net of $11.0 million discount), cash consideration of $2.5 million, notes payable of approximately $2.4 million, and transaction costs of $1.2 million. Of these amounts, approximately $1.5 million of the aggregate consideration was incurred in 2002 consisting of cash consideration of $1.2 million and a note payable of approximately $300,000. The Company recorded total goodwill of $25.6 million.

During the second quarter of 2001, the Company completed two smaller acquisitions for which the total consideration was $2.4 million, represented by $1.6 million in cash, a $600,000 note payable, $166,000 in transaction costs, and assumed net liabilities of $500,000. The Company recorded total goodwill of $2.9 million.

In August 2001, the Company completed the acquisition of Medical Dynamics, Inc. for which the estimated fair value of the total consideration approximated $9.6 million, represented by approximately 977,000 of the Company’s series B convertible redeemable preferred stock valued at $3.8 million (net of $1.5 million discount), $2.3 million in PracticeWorks common stock, $2.3 million in VitalWorks common stock, $19,000 in cash, and $1.2 million in transaction costs. The Company recorded the issuance of VitalWorks common stock as a capital contribution as the acquisition was attributed to the Company as part of the spin-off. The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date (in thousands):

Current assets	$51
Capitalized software	310
Customer maintenance contracts	862
Customer relationships	3,149
Goodwill	8,255
Current liabilities	(985)
Non-current liabilities	(2,067)

Net assets acquired	$9,575

The estimated useful lives of the intangible assets acquired are as follows:

Capitalized software	4 years
Customer maintenance contracts	8 years
Customer relationships	18 years

In connection with the acquisition, the Company acquired tax net operating loss carryforwards totaling approximately $24.0 million. These net operating loss carryforwards are subject to limitations resulting from the change in ownership provisions in the federal tax code. The Company applied the limitation provisions and projects that approximately $13.5 million of these net operating loss carryforwards could be utilized to offset future taxable income. The deferred tax asset associated with these loss carryforwards totals approximately $5.0 million. The Company recorded a valuation allowance to reduce this deferred tax asset to zero. Future realization of this deferred tax asset will reduce goodwill arising from this acquisition. Additionally, the goodwill associated with this acquisition will not be deductible for tax purposes.

2000 Acquisitions

VitalWorks completed six acquisitions in 2000 that were attributed to PracticeWorks in the spin-off. The aggregate consideration was approximately $15.8 million, represented by $13.4 million in cash and $2.4 million in VitalWorks common stock.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s acquisitions provide for additional consideration based on the acquired company attaining specified revenue or operating income goals. In 1999, contingent consideration of approximately $4.4 million was earned and accrued as additional purchase price pursuant to the terms of the original purchase agreements of a 1998 acquisition and was paid during 2000 and recorded as additional goodwill. In 2002, contingent consideration of approximately $1.4 million was earned and paid as additional purchase price pursuant to the terms of the original purchase agreements of a 1999 acquisition and recorded as additional goodwill. Approximately $900,000 of this amount was paid through the issuance of common stock. As of December 31, 2002, maximum contingent consideration payable based on future performance was approximately $1.3 million and could be earned through September 2004. There was no contingent consideration earned during 2001 or 2000.

The following unaudited pro forma information presents the results of operations of the Company as if each of the material acquisitions had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, purchased research and development charge, amortization of intangibles, interest expense and income taxes.

	Year Ended December 31,
Pro Forma Amounts (unaudited)	2002	2001	2000
	(In Thousands, Except Per Share Data)
Revenue	$140,785	$115,921	$51,428

Net income (loss)	$7,453	$(54,203)	$(35,655)
Accrued, accretive and deemed dividends on preferred stock	10,495	5,127	4,418

Pro forma net loss available to common stockholders	$(3,042)	$(59,330)	$(40,073)

Pro forma net loss available to common stockholders per share—basic and diluted	$(0.20)	$(6.46)	$(4.78)
Weighted average shares outstanding	14,930	9,178	8,384

4.    Restructuring and Other Charges

The 2001 Plan.    On October 23, 2001, PracticeWorks announced plans to consolidate substantially all of its domestic operations into one facility. The plan entailed the closure of two facilities, reducing the scope of operations in a third facility and the termination of approximately 110 employees company wide. The Company recorded a charge of $808,000 in the fourth quarter of 2001 summarized in the table below. In 2002, the Company added 50 employees in Atlanta to absorb the functions of the closed locations and negotiated the termination of a lease of a closed facility recording a reduction through earnings in the restructuring reserve of $220,000. The remaining closed facilities have operating leases with various expiration dates through 2005.

The 2000 Plan.    On August 1, 2000, VitalWorks announced its plans to restructure each of its medical and dental operating divisions, VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarter of 2000, PracticeWorks closed or consolidated 11 facilities and terminated approximately 145 employees company wide. The Company recorded approximately $3.1 million in restructuring costs in 2000 summarized in the table below. During 2001, the Company recorded a reduction through earnings in accrued restructuring costs of approximately $944,000 due to the negotiation to terminate the lease of a closed facility and the reduction in severance payments resulting from

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the early departure of employees eligible to receive these payments. The remaining closed facility has an operating lease which expires in 2003.

The 1999 Plan. In the fourth quarter of 1999, VitalWorks decided to restructure its business into medical and dental divisions, change its product strategy to begin development of ASP applications and Internet solutions, transition to a subscription based pricing model and also completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization, which was completed in the second quarter of 2000, related to acquisitions completed during 1999 to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees company wide. As summarized in the table below, the Company recorded approximately $816,000 during the year ended December 31, 2000 related to the 1999 restructuring plan.

A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows (in thousands):

	Reserve Balance December 31, 1999	Additions/ Adjust- ments to Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 2000	Additions/ Adjust- ments to Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 2001	Additions/ Adjust- ments to Reserve	Costs Applied Against Reserves	Reserve Balance December 31, 2002
2001 PLAN
Facility closure and consolidation	$—	$—	$—	$—	$668	$—	$668	$(220)	$(144)	$304
Compensation costs for severance and other termination benefits	—	—	—	—	140	(22)	118	(5)	(113)	—

2001 Plan Total	—	—	—	—	808	(22)	786	(225)	(257)	304

2000 PLAN
Facility closure and consolidation	—	1,312	(90)	1,222	(653)	(510)	59	—	(41)	18
Compensation costs for severance and other termination benefits	—	1,691	(1,074)	617	(291)	(326)	—	—	—	—
Other asset write-downs and costs	—	50	(50)	—	—	—	—	—	—	—

2000 Plan Total	—	3,053	(1,214)	1,839	(944)	(836)	59	—	(41)	18

1999 PLAN
Facility closure and consolidation	95	14	(109)	—	—	—	—	—	—	—
Compensation costs for severance and other termination benefits	—	628	(628)	—	—	—	—	—	—	—
Contingent consideration payable to former stockholders of entities whose products were discontinued as part of the consolidation and restructuring	350	—	(350)	—	—	—	—	—	—	—
Other asset write-downs and costs	—	174	(174)	—	—	—	—	—	—	—

1999 Plan Total	445	816	(1,261)	—	—	—	—	—	—	—

	$445	$3,869	$(2,475)	$1,839	$(136)	$(858)	$845	$(225)	$(298)	$322

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-recurring Charges

In 2002, the Company recorded $82,000 of non-recurring charges for costs related to the 2001 restructuring that were not eligible for accrual at the time the restructuring was announced. The Company recorded $3.5 million and $1.4 million in 2001 and 2000 respectively, primarily for costs related to the spin-off (Note 1). Additionally, concurrent with the 2000 restructuring plan, the Company recorded a non-recurring charge of approximately $2.1 million, consisting primarily of $1.5 million related to inventory impairment and $500,000 related to assets that were abandoned.

5.    Inventories

Inventories consist of the following:

	December 31,
	2002	2001
	(In Thousands)
Manufactured Products:
Component and spare parts	$3,872	$—
Work-in-progress	359	—
Finished goods	2,939	—

	7,170	—
Purchases for resale and other	679	894

	$7,849	$894

6.    Property and Equipment

Major classes of property and equipment consisted of the following:

		December 31,
	Estimated Useful Lives (Years)	2002	2001
		(In Thousands)
Office and computer equipment	3-5	$11,481	$7,462
Furniture and fixtures	5	2,263	2,010
Leasehold improvements and other	5-25	1,708	1,383
Equipment under capital leases	5	801	926

		16,253	11,781
Less accumulated depreciation		(8,065)	(5,153)

		$8,188	$6,628

Depreciation was approximately $2.9 million, $2.1 million, and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with the restructuring plans described in Note 4, the Company disposed of property and equipment, primarily office and computer equipment, with a net book value of approximately $500,000 for the year ended December 31, 2000.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Intangible Assets

Other intangible assets consisted of the following:

	Estimated Useful Lives (Years)		December 31,
			2002	2001
			(In Thousands)
Acquired customer relationships	5-18		7,057	3,149
Acquired maintenance contracts	6-8		2,246	862
Deferred loan costs	(a	)	2,073	2,282
Acquired trade names	Indefinite		1,468	—
Other	4-5		115	205

			12,959	6,498
Less accumulated amortization			(738)	(1,161)

			$12,221	$5,337

Capitalized software development costs	4		$19,304	$15,366
Less accumulated amortization			(6,876)	(2,746)

			$12,428	$12,620

Acquired developed technologies	10		17,403	—
Less accumulated amortization			(38)	—

			$17,365	$—

(a)	Loan costs are amortized over the life of the respective loans at rates which approximate the interest method.

In January 2002, the Company acquired the cosmetic imaging technology assets of the business formerly known as Dicom. The purchase price totaled approximately $1.6 million consisting of approximately 161,000 shares of common stock valued at $1.5 million, assumed liabilities of approximately $100,000 and transaction costs of approximately $45,000. The purchased technology is included in capitalized software development costs. Amortization of capitalized software charged to operations was approximately $4.3 million, $2.4 million, and $432,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization of acquired and other intangibles charged to operations was approximately $676,000, $150,000 and $28,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Estimated amortization expense for amortizable intangible assets for the years ended December 31 is as follows:

In thousands
2003	$6,953
2004	6,970
2005	4,797
2006	3,150
2007	2,748

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan cost amortization charged to interest expense was approximately $500,000, $697,000 and $315,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded debt extinguishment costs of approximately $889,000 related to the early retirement of the FINOVA credit facility (see Note 10).

8.    Investment in and advances to affiliate

In June 2002, the Company acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, for $1.0 million. PracticeWares has a fiscal year end of September 30. Additionally, the Company advanced $3.5 million in the form of a $3 million long-term loan and a $500,000 short term loan due in 2003. The Company expects to be repaid a portion of these loans when PracticeWares enters into a financing arrangement with specified terms with a senior lender. The loan is secured by a pledge of all of the outstanding common stock of PracticeWares as well as personal assets of certain PracticeWares management. The Company also has the option, under certain conditions, to acquire the remaining equity interest in PracticeWares it does not own. The investment is being accounted for using the equity method of accounting. The Company’s share of the results of operations for PracticeWares for the year ended December 31, 2002 was a loss of $89,000 recorded as equity in loss of affiliate.

In connection with the investment, the Company entered into a long-term distribution agreement with PracticeWares under which PracticeWares will be able to offer its dental supplies to PracticeWorks customers in exchange for royalty payments to the Company on these sales. Royalties during 2002 were negligible. PracticeWares also entered into a long-term license agreement with the Company for the use of its e-commerce software. The fee for the license agreement was recorded at present value in other liabilities and is being recognized ratably over the life of the 20 year agreement. Payments are scheduled to be received on a monthly basis, beginning in June 2004 through May 2009.

9.    Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2002	2001
	(In Thousands)
Compensation and benefits	$3,779	$2,308
Warranties	3,501	—
Taxes, other than income	2,247	677
Accrued purchases for resale	1,460	873
Lease facility and utilities	826	1,230
Professional fees	363	660
Other	1,045	1,020

	$13,221	$6,768

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
	(In Thousands)
Credit facility, Bank of America (“BOA”) (a)	$39,000	$—
Credit facility, FINOVA Capital Corporation (“FINOVA”) (b)	—	21,651
Various notes payable; non-interest bearing; maturing at various dates from 2002 through 2006 (c)	1,951	2,589
Capitalized leases (Note 11)	123	264
Other	1,576	133

	42,650	24,637
Less current portion	(8,729)	(4,379)

	$33,921	$20,258

(a)	Pursuant to an agreement dated December 23, 2002, the Company has a $45 million senior credit facility (“BOA Credit Agreement”). The facility consists of a $30 million term loan and a $15.0 million revolver and is subject to availability based on inventory and accounts receivable levels. The facility bears interest, 5.41% at December 31, 2002, at a floating rate comprised of LIBOR or Prime, at the Company’s option, plus a margin of 1.5% to 4.0% depending on the chosen rate and the achievement of certain financial performance criteria. As required by the facility, in March 2003 the Company entered into an interest rate protection agreement related to $15 million of the term loan for the remainder of the term, fixing the base rate at 1.85%. The facility also requires the payment of a quarterly commitment fee for any availability under the revolver at a rate .5% to .75%, depending on the achievement of certain financial performance criteria.

The facility is secured by 100% of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries. The facility provides for quarterly installments of principal and interest on the term loan and quarterly interest payments on the revolver commencing in March 2003 and the credit facility matures December 2005. The facility contains certain financial and non-financial covenants and restricts the payment of cash dividends. An aggregate of $39.0 million was drawn to finance the Trophy acquisition (see Note 3). As of December 31, 2002, the Company has availability under the facility of $6 million.

(b)	The Company’s previous FINOVA credit facility was repaid in June 2002 with proceeds from the sale of common stock. In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $889,000 for the unamortized portion of the loan costs. The debt extinguishment costs were recorded as other interest expense in accordance with SFAS No. 145 (see Note 2).

(c)	During 2001 and 2002, the Company issued notes payable with an estimated fair value of approximately $3.0 million relating to certain acquisitions (see Note 3). These unsecured, non-interest bearing notes payable are subordinated to the BOA Credit Agreement and payable monthly with amounts ranging between $1,000 and $19,000, with maturity dates ranging from August 2004 through April 2006. As of December 31, 2002 and 2001, the gross amount of the notes payable was $2.1 million and $3.0 million and the Company recorded discounts of $190,000 and $300,000 to account for the non-interest bearing nature of the notes, respectively. The discount rates used vary from 6.5% to 8.5%. The discounts are being amortized over the lives of the notes and are included in interest expense. Amortization during 2002 and 2001 approximated $175,000 and $57,000, respectively. The Company made principal payments totaling $960,000 during 2002.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, future maturities of long-term debt are as follows:

Year	Amount
(In Thousands)
2003	$8,729
2004	11,131
2005	21,980
2006	461
2007	311
Thereafter	38

$42,650

11.    Commitments and Contingencies

Lease Commitments

The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to eight years. Additionally, the Company leases machinery and equipment under capital leases having original terms from one to five years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating and capital leases with remaining terms of more than one year are as follows:

Year	Capital	Operating
	(In Thousands)
2003	$90	$3,784
2004	33	3,177
2005	—	2,335
2006	—	1,644
2007	—	1,621
Thereafter	—	1,703

	123	$14,264

Less amounts representing interest	(4)

Present value of net minimum lease payments	119
Less current portion	(90)

Long-term obligations under capital leases	$29

Rent expense was approximately $2.2 million, $2.5 million, and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of assets held under capital leases is included with depreciation expense.

Employee Benefit Plan

In conjunction with the spin-off, the Company implemented a qualified 401(k) savings plan (the “Plan”) covering all employees meeting certain age and years of service eligibility requirements and rolled over the assets for the employees remaining with PracticeWorks. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Matching contributions to the Plan were approximately $453,000, $350,000 and $550,000 for each of the three years in the period ended December 31, 2002, respectively. The contribution for the year ended December 31, 2002 will be made through the issuance of PracticeWorks common stock in 2003. The contribution for the year ended December 31, 2001 was made through the issuance of PracticeWorks common stock in 2002. The contribution for the year ended December 31, 2000 was made through the issuance of VitalWorks common stock in 2001.

Litigation

Trophy has been a defendant in several legal matters arising from 1996 to August 2000 in Belgium, France, Germany, Israel, Italy, the United Kingdom and the United States, caused by scissor arm defects on two of its products. These defects forced Trophy in 2001 to initiate a recall of the related products, which consists mostly of on-site reviews by Trophy technical personnel of all products sold and, when deemed necessary, a free replacement for the defective products, or the implementation of a corrective kit. Management estimates that the on-site technical reviews will be completed during 2003. In connection with the Trophy acquisition the Company received indemnifications, subject to amounts accrued in the opening balance sheet, applicable insurance proceeds and a deductible of approximately $1.125 million as well as certain other limits and conditions, for product liability claims related to these defective products. Such indemnification is capped at $7.5 million. As of December 31, 2002, approximately $730,000 was accrued based on management’s best estimate of the future costs of the recall program related claims. Management has also considered the ability of Trophy’s former parent to satisfy the indemnification of the claims in its accrual of estimated future costs. The Company believes that neither the pending nor future claims nor legal proceedings related to the scissor arms will have a material impact on its financial condition, liquidity or operating results.

12.    Preferred Stock

(a)    Series A Convertible Redeemable Preferred Stock

In connection with the InfoSoft acquisition completed in March 2001, the Company issued 32,000 shares of its series A convertible redeemable preferred stock to Ceramco. These shares had an initial liquidation preference of $32.0 million and accrued dividends at an annual rate of 6.5%. In June 2002, in connection with the Offering, the Company redeemed the series A preferred stock. The Company paid $15.0 million in cash, issued 967,742 shares of common stock valued at $15.0 million and issued a warrant to purchase 450,000 shares of common stock that had a fair value of approximately $4.1 million. The Company recorded a deemed dividend of $7.6 million in conjunction with the redemption of these shares.

(b)    Series B Convertible Redeemable Preferred Stock Issued to Medical Dynamics Stockholders

In connection with the acquisition of Medical Dynamics, PracticeWorks issued approximately 977,000 shares of series B convertible redeemable preferred stock. These preferred shares have an initial liquidation preference of $5.44 per share, accrue dividends at an annual rate of 6.0% payable quarterly in arrears, if declared, and are convertible into PracticeWorks common stock at the then applicable conversion price (or approximately 155,000 and 146,000 shares at December 31, 2002 and 2001, respectively). These preferred shares are redeemable at the option of the holder within five years from the date of issuance, or August 8, 2006, and the Company will be required to redeem any shares that have not been converted five years after the date of issuance and are non-voting.

(c)    Series C Convertible Redeemable Preferred Stock

In March 2001, in connection with the spin-off, the Company issued 100,000 shares of its series C convertible redeemable preferred stock to Crescent International Limited (“Crescent”) for $5.0 million in consideration. During 2002, Crescent converted these shares into 772,573 shares of the Company’s common stock. The Company no longer has any series C preferred stock outstanding.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Series D Participating Cumulative Preferred Stock

On November 5, 2002, the Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was payable on November 18, 2002 to the stockholders of record on that date. Initially, each Right would entitle its holder to purchase 1/100th of a share of our newly designated series D participating cumulative preferred stock at an exercise price of $40. If a person acquires 15% or more of the Company’s common stock in a transaction that was not approved by the Board, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $80 worth of the Company’s common stock for the $40 exercise price. Under certain circumstances in connection with tender offers and other acquisitions of the Company that are not approved by the Board of Directors, the Rights may be exercised to acquire shares of the acquiring person at half the acquisition purchase price. The rights will expire on November 6, 2012, but we may redeem the rights at certain earlier times at a price (subject to certain adjustments) of $0.001 per Right. After the Rights are triggered, the Board of Directors also may exchange one share of common stock for each Right.

13.    Stockholders’ Equity

Public Offering

In June 2002, the Company completed a public offering of 4,523,026 shares of its common stock, priced at $15.50 per share, of which 3,750,000 shares were offered by the Company and 773,026 shares were offered by existing stockholders. At the closing, the Company also sold an additional 678,454 shares pursuant to the exercise by the underwriters of their over-allotment option. As a result, the Company received net proceeds of $63.8 million (net of underwriting discounts and other expenses of the offering). The Company used $20.6 million of the proceeds to repay the outstanding balance on its credit facility and $15.0 million as partial consideration for the redemption of its series A preferred stock.

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

The PracticeWorks stock options that were outstanding immediately following the distribution as a result of the conversion described above were issued under the PracticeWorks 2000 Stock Option Plan. The plan has 8.0 million shares of stock reserved for issuance and is administered by the compensation committee of the board of directors. The compensation committee may grant incentive stock options and nonqualified stock options to purchase shares of common stock, stock appreciation rights and may make stock grants to directors and employees. Each such stock option, stock appreciation right and stock grant shall be subject to the terms and conditions that the compensation committee deems appropriate. Subject to the committee’s discretion as to terms and conditions, options are granted at not less than the fair market value at grant date (110% of such value for 10% stockholders), generally will vest ratably over the four-year period beginning on the grant date, and expire ten years from the grant date. Upon a sale, merger or a change in control of PracticeWorks, all stock options, stock appreciation rights and stock grants will be fully vested. The stock option plan permits the Company to loan money to or guarantee loans made by a third party to finance all or a part of the exercise of a stock option or

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the purchase of common stock subject to a stock grant, however no amounts have been loaned since the inception of the plan. The board of directors can amend or terminate the stock option plan at any time.

SFAS No. 123, “Accounting for Stock-Based Compensation,”, as amended by SFAS No. 148, defines a “fair value method” of accounting for employee stock options. It also allows accounting for such options under the “intrinsic value method” in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. Management has elected to account for its stock options under the intrinsic value method as outlined in APB No. 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because PracticeWorks’ stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

The following is a summary of the stock option activity since the spin-off:

	Options	Weighted Average Exercise Price
Outstanding at March 5, 2001
Conversion of VitalWorks options	3,517,290	$14.81
Granted	931,484	6.30
Exercised	(97,002)	4.36
Forfeited or canceled	(629,330)	34.20

Outstanding at December 31, 2001	3,722,442	9.67
Granted	2,267,863	8.77
Exercised	(126,969)	6.26
Forfeited or canceled	(75,128)	14.35

Outstanding at December 31, 2002	5,788,208	9.36

Options exercisable at December 31,
2002	1,641,157	10.41
2001	805,622	11.12

The weighted average fair value of options granted during 2002 and 2001 was $8.20 and $3.22, respectively.

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.0%	4.4%	5.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	96.6%	61.0%	76.7%
Weighted average expected life (in years)	4	4	4

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted-Average Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2002	Weighted-Average Exercise Price
$ 3.97 – 7.13	1,862,694	7.5	$6.63	213,078	$5.75
7.17 – 8.61	958,994	8.0	8.12	116,413	8.53
8.63 – 9.61	2,146,595	6.8	9.34	1,065,610	9.34
9.65 – 72.46	819,925	6.9	17.08	246,056	19.99

3.97 – 72.46	5,788,208	7.1	9.36	1,641,157	10.41

There were approximately 2.2 million shares available for future issuances as of December 31, 2002 under the PracticeWorks 2000 Stock Option Plan.

Warrants

In connection with the spin-off, the Company issued to FINOVA a warrant to purchase up to 98,750 shares of common stock at a price of $4.80 per share in connection with anti-dilution provisions of existing warrants to purchase VitalWorks common stock. The estimated fair value of the warrant was $540,000 and was recorded as deferred loan costs. In the third quarter of 2001, the Company issued to FINOVA a warrant to purchase 100,000 shares of common stock at a price of $8.80 per share in connection with an amendment to the FINOVA credit facility. The estimated fair value of the warrant was $250,000 and was recorded as deferred loan costs. In May 2002, FINOVA exercised all of its warrants in a cashless transaction and the Company issued approximately 105,000 shares of common stock.

In June 2002, the Company issued to Ceramco warrants to purchase approximately 450,000 shares of common stock at a price of $15.50 (see Note 12). None of these warrants have been exercised as of December 31, 2002.

The weighted average fair value of warrants granted during 2002 and 2001 was $9.01 and $4.00, respectively.

Option Cancellations and Restricted Stock Award

In 2001, the Company cancelled a total of approximately 560,000 stock options held by three executives. In connection with this option cancellation, the board of directors approved restricted stock awards aggregating 140,000 shares of common stock as part of an incentive compensation package to these executives. The fair value of this award at the grant date of approximately $841,000 was recorded as deferred compensation amortizable over its ten year vesting period. The Company recognized $85,000 and $20,000 in amortization expense related to this stock award during 2002 and 2001, respectively.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes

As of December 31, 2002 and through the allocation of the purchase price, the Company has recorded foreign income taxes payable of approximately $4.0 million attributable to the Trophy results prior to the acquisition date. The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	98	—	—

Total current provision	98	—	—

Deferred:
Federal	1,541	(6,195)	(3,836)
State	226	(909)	(563)
Foreign	—	—	—
Change in deferred tax asset valuation allowance	(1,767)	7,104	—

Total deferred (benefit) provision	—	—	(4,399)

Provision (benefit) for income taxes	$98	$—	$(4,399)

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
United States	$4,708	$(29,922)	$(32,508)
Foreign	(11,715)	(890)	(1,331)

Total	$(7,007)	$(30,812)	$(33,839)

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

	December 31,
	2002		2001
	Current	Non-current	Current	Non-current
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$181	$—	$549	$—
Accrued restructuring costs	119	—	330	—
Basis difference of goodwill	—	5,166	—	6,908
Research and development costs	—	343	—	183
Net operating loss carryforwards	—	10,247	—	12,494
Other long-term deferred tax assets—Foreign	—	1,180	—	—

Total deferred tax assets	300	16,936	879	19,585
Valuation allowance for deferred tax assets	—	(9,027)	(247)	(13,476)

Net deferred tax assets	300	7,909	632	6,109
Deferred tax liabilities:
Basis difference of other long-term assets	—	(1,604)	—	(1,384)

Total deferred tax liabilities	—	(1,604)	—	(1,384)

Net deferred tax assets	$300	$6,305	$632	$4,725

Other deferred tax liabilities—Foreign:
Basis difference of other long-term assets	$—	$(6,982)	$—	$—

The Company’s effective income tax rate varied from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Expected tax expense (benefit)—United States	$1,601	$(10,173)	$(11,053)
Expected tax benefit—Foreign	(3,863)	(302)	(452)
Increase (decrease) in income taxes resulting from:
Nondeductible in-process research and development charge	4,047	—	—
State income taxes	(179)	(1,072)	(1,209)
Nondeductible goodwill amortization	—	3,188	1,139
Research and development tax credits	(160)	(183)	—
Net effect of change in state effective tax rate	337	—	—
Other, net	82	192	(186)
Net operating losses remaining with VitalWorks(a)	—	1,246	7,362
Change in deferred tax asset valuation allowance	(1,767)	7,104	—

Provision (benefit) for income taxes	$98	$—	$(4,399)

(a)	As a result of the spin-off, the net operating loss carryforwards generated by PracticeWorks prior to the spin-off totaled $21.6 million and remained with VitalWorks.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generated domestic net operating losses subsequent to the spin-off through December 31, 2002 totaling approximately $14.2 million, of which $1.0 million were generated in 2002. These net operating losses will be available to offset any future taxable income, will begin to expire in 2021, and exclude $1.5 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid in capital when realized.

Additionally, the Company acquired net operating loss carryforwards in a 2001 acquisition totaling approximately $24.0 million. These net operating loss carryforwards are subject to limitations resulting from the change in ownership provisions included in the federal tax code. The Company applied the limitation provisions and estimates that approximately $13.5 million of these net operating loss carryforwards could be utilized to offset future taxable income. The related deferred tax asset totals associated with these loss carryforwards totals approximately $5.0 million. The Company recorded a valuation allowance to reduce this deferred tax asset to zero. Future realization of this deferred tax asset will reduce goodwill arising from this acquisition.

15.    Supplemental Cash Flow Information

Supplemental cash flow information subsequent to the spin-off is reflected in the accompanying Consolidated Statements of Cash Flows. All cash payments for interest and income taxes prior to the spin-off were made by VitalWorks on behalf of the Company. All equity instruments issued in conjunction with historical business acquisitions attributed to the Company were issued by VitalWorks.

16.    Segment Information

SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company historically reported results from operations in two segments: recurring revenue and non-recurring revenue. Concurrent with the adoption of SFAS No. 141 and No. 142, the completion of several acquisitions in the United Kingdom in 2002 and the acquisition of Trophy in December 2002, the Company revised and restated the segment reporting to more closely align with how the Chief Operating Decision Maker manages the Company. The results from operations are now reported using three segments: Information Technology—United States (“IT—United States) and Information Technology—International (“IT— International”) and Manufactured Products. The IT—United States and IT—International segments includes the operations of our historical information management technology systems and related services, broken down by geographic region and the Manufactured Products segment includes the worldwide operations of Trophy’s traditional and digital x-ray business. The IT-International segment is comprised primarily of operations in the United Kingdom and to a much lesser extent, Sweden. The Manufactured Products segment is comprised primarily of operations in France.

The Company’s Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s operations by operating segment is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
IT—United States:
Revenues	$76,046	$55,199	$38,096
Net income (loss)	4,573	(29,651)	(28,109)
Goodwill	48,174	42,932	32,877
Long-lived assets	82,864	72,123	50,179
Total assets	98,996	86,219	64,478

IT—International:
Revenues	$9,647	$5,180	$1,919
Net income (loss)	514	(1,161)	(1,331)
Goodwill	9,093	2,480	2,800
Long-lived assets	13,977	2,814	3,061
Total assets	17,914	5,074	4,044

Manufactured Products:
Revenues	$1,409	$—	$—
Net loss	(12,192)	—	—
Goodwill	20,933	—	—
Long-lived assets	43,858	—	—
Total assets	68,999	—	—

Totals:
Revenues	$87,102	$60,379	$40,015
Net loss	(7,105)	(30,812)	(29,440)
Goodwill	78,200	45,412	35,677
Long-lived assets	140,699	74,937	53,240
Total assets	185,909	91,293	68,522

17.    Related Party Transactions

A board member of the Company is a Senior Vice President of DENTSPLY. DENTSPLY, through its wholly-owned subsidiary Ceramco, was the holder of the series A preferred stock. In March 2001, the Company issued to Ceramco 32,000 shares of series A preferred stock with a face value of $32.0 million in conjunction with the InfoSoft acquisition. During 2001, the Company accrued dividends related to the series A preferred stock totaling approximately $1.7 million. Through June 2002, the Company accrued dividends related to the series A preferred stock totaling approximately $942,000. In June 2002, the Company redeemed the series A preferred stock. The Company paid $15.0 million in cash, issued 967,742 shares of common stock valued at $15.0 million and issued a warrant to Ceramco to purchase 450,000 shares of common stock at $15.50 per share. The Company recorded a deemed dividend of $7.6 million in conjunction with the redemption of these preferred shares.

PRACTICEWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Information (Unaudited)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In Thousands, Except Per Share Amounts)
2002
Total revenue	$19,035	$20,935	$21,007	$26,125	$87,102
Operating income (loss)	398	2,190	2,186	(9,765)	(4,991)
Net (loss) income	(238)	804	2,283	(9,954)	(7,105)
Net (loss) income available to common stockholders	(1,681)	(7,932)	2,126	(10,113)	(17,600)
Net (loss) income per share available to common stockholders—basic	(0.15)	(0.62)	0.12	(0.57)	(1.18)
Net (loss) income per share available to common stockholders—diluted	(0.15)	(0.62)	0.11	(0.57)	(1.18)
Weighted average shares—basic	11,215	12,873	17,624	17,688	14,930
Weighted average shares—diluted	11,215	12,873	19,269	17,688	14,930

2001
Total revenue	$11,817	$15,056	$16,205	$17,301	$60,379
Operating loss	(8,002)	(6,510)	(6,512)	(7,349)	(28,373)
Net loss	(8,627)	(6,997)	(7,190)	(7,998)	(30,812)
Net loss available to common stockholders	(8,960)	(8,314)	(8,587)	(9,455)	(35,316)
Net loss per share available to common stockholders—basic and diluted	(1.03)	(0.92)	(0.93)	(0.97)	(3.85)
Weighted average shares—basic and diluted	8,685	9,036	9,215	9,767	9,178