Form 10-Q
period 2003-03-31
PRACTICEWORKS INC
filed 2003-05-13
CIK 1121786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 17,788,770 as of May 1, 2003.

PRACTICEWORKS, INC.

INDEX TO CONTENTS

DESCRIPTION OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2003	December 31, 2002

ASSETS
Current:
Cash and cash equivalents	$9,609	$11,028
Accounts receivable-trade, net of allowance of $622 and $530, respectively	23,725	23,228
Other receivables	1,472	1,383
Inventory	8,968	7,849
Deferred income tax assets	300	300
Prepaid expenses and other current assets	1,557	1,422

Total current assets	45,631	45,210
Property and equipment, net of accumulated depreciation of $8,664 and $8,065, respectively	8,378	8,188
Goodwill	74,565	73,700
Capitalized software development costs, net of accumulated amortization of $7,983 and $6,876, respectively	12,046	12,428
Acquired developed technologies, net of accumulated amortization of $477 and $38, respectively	17,617	17,365
Other intangible assets, net of accumulated amortization of $1,185 and $739, respectively	16,270	16,721
Deferred income tax assets	7,167	6,305
Investment in and advances to affiliate	4,532	4,584
Other assets	1,419	1,408

	$187,625	$185,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,045	$13,132
Foreign income tax payable	2,258	3,982
Accrued expenses	14,803	13,221
Accrued restructuring costs	284	322
Deferred revenue and customer deposits	14,059	14,636
Current portion of long-term debt	9,364	8,729

Total current liabilities	53,813	54,022
Long-term debt, less current portion	31,157	33,921
Deferred income tax liability	6,921	6,982
Other liabilities	713	722

Total liabilities	92,604	95,647

Commitments and contingencies
Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series B 6.0% convertible redeemable preferred; liquidation preference and redemption value $5,199; shares issued and outstanding 955,779; carrying value includes accrued dividends of $536 and $451 and is net of $1,005 and $1,080 unamortized discount	4,730	4,570

Series D preferred stock, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock $0.01 par value, 100,000,000 authorized,17,768,451 and 17,687,872 issued and outstanding	178	177
Additional paid-in capital	118,101	117,622
Deferred compensation	(715)	(736)
Accumulated deficit	(29,233)	(32,533)
Accumulated other comprehensive income	1,960	1,162

Total stockholders’ equity	90,291	85,692

	$187,625	$185,909

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,

	2003	2002

Revenues:
Support, e-services and subscription	$15,407	$13,231
Software, equipment and related services	6,813	5,596
Manufactured products	21,621	208

Total revenues	43,841	19,035

Costs and operating expenses:
Purchases for resale	3,686	2,920
Cost of manufactured products	8,683	90
Selling, general and administrative	21,132	12,885
Research and development	2,265	1,079
Depreciation and amortization	2,673	1,663

Total costs and operating expenses	38,439	18,637

Operating income	5,402	398
Other (income) expense:
Interest income	(105)	—
Interest expense	797	636
Equity in loss of affiliate	105	—

Total other (income) expense	797	636

Income (loss) before income taxes	4,605	(238)
Provision for income taxes	1,305	—

Net income (loss)	3,300	(238)
Accrued and accretive preferred stock dividends	160	1,443

Net income (loss) available to common stockholders	$3,140	$(1,681)

Per share data:
Net income (loss):
Basic	$0.19	$(0.02)
Diluted	$0.18	N/A
Dividends:
Basic	(0.01)	(0.13)
Diluted	(0.01)	N/A
Net income (loss) available to common stockholders:
Basic	$0.18	$(0.15)
Diluted	$0.17	N/A
Weighted average shares outstanding used in computing per share data:
Basic	17,728	11,215

Diluted	18,208	11,215

Comprehensive income (loss):
Net income (loss)	$3,300	$(238)
Foreign currency translation adjustments	814	(207)
Hedging activities	(16)	—

Total comprehensive income (loss)	$4,098	$(445)

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months Ended March 31,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$3,300	$(238)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,963	1,874
Provision for doubtful accounts	96	—
Equity in loss of affiliate	105	—
Deferred taxes	(982)	—
Other	(43)	—
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	(309)	653
Inventory, prepaid expenses and other current assets	(943)	(392)
Accounts payable and accrued expenses	2,768	245
Deferred revenue and customer deposits	(603)	(643)

Cash provided by operating activities	6,352	1,499

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(3,895)	(2,192)
Additional purchase price consideration	(167)	—
Property and equipment expenditures	(1,088)	(376)
Cash paid for intangible assets	(679)	(734)
Other	(51)	—

Cash used in investing activities	(5,880)	(3,302)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,080)	(417)
Proceeds from exercise of stock options and warrants	162	21
Payment of loan costs	(33)	(13)
Borrowings of long-term debt	—	1,282

Cash (used in) provided by financing activities	(1,951)	873

Effect of exchange rate changes on cash and cash equivalents	59	(12)

Net decrease in cash and cash equivalents	(1,420)	(942)
Cash and cash equivalents, beginning of period	11,029	6,555

Cash and cash equivalents, end of period	$9,609	$5,613

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of PracticeWorks common stock to settle obligations	$453	$—
Issuance of PracticeWorks common stock for acquisitions	—	1,502
Issuance of notes payable for acquisitions	—	336
ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$513	$378

Income taxes paid	$3,891	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

               The Company is a provider of software-based information technology for dentists, orthodontists and oral and maxillofacial surgeons throughout the United States, and, on a more limited basis, in Europe, Canada and Australia.  The Company’s offerings include practice management applications, ongoing maintenance and support and training, electronic data interchange, or EDI, services and business-to-business e-commerce services and digital radiography and cosmetic imaging systems.  These systems and services are designed to increase the quality and reduce the cost of providing care by allowing dentists and physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment.  On December 23, 2002, PracticeWorks completed the acquisition of Trex Medical France SA and its subsidiaries, principally Trophy Radiologie SA (“Trophy”).  Trophy develops, manufactures and markets conventional x-ray and digital radiography imaging systems, primarily for the dental market.  Trophy markets its products worldwide.

               The information presented at March 31, 2003 and for the three months ended March 31, 2003 and 2002, respectively, is unaudited, however, in the opinion of management, it includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented.  All significant intercompany balances and transactions have been eliminated in consolidation.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.  Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with  accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto included in PracticeWorks Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”).  Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2002, set forth in the Form 10-K.

DERIVATIVE INSTRUMENTS

               The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  These statements require the Company to recognize all derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

               For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings during the period of change.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

               The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates and foreign exchange rates.  For those derivative financial instruments that are designated and qualify as hedging instruments, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statements of operations as the underlying exposure being hedged.  The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.

Fair Value Hedging Strategy

               In January 2003, the Company entered into fixed forward foreign exchange contracts to minimize exposure to fluctuations in the Japanese Yen.  These contracts mature at various times through July 2003.  The Company did not designate these contracts as a hedge under SFAS No. 133.  Accordingly, the change in the fair value of the contracts have been recorded in earnings immediately as other income (expense).  For the three months ended March 31, 2003, the loss recorded was immaterial.

Cash Flow Hedging Strategy

               In March 2003, the Company entered into an interest rate swap agreement that effectively converted one-half of the term note of the Credit Agreement from floating-rate debt to fixed-rate debt through December 23, 2005, thereby hedging against the impact of interest rate changes on future cash flows (interest expense).  The interest rate swap agreement has an initial aggregate notional amount of $15.0 million maturing on December 23, 2005.  The interest rate swap fixes the base rate of the term note to 1.85%.  The variable rate was based on the three-month LIBOR rate, 1.29% as of March 31, 2003.  The interest rate swap agreement is designated as a cash flow hedge, and the terms of the swap agreement and hedged item match such that the effectiveness can be measured using the short-cut method defined in SFAS No. 133.  The Company recorded $4,000 of additional interest expense for the three months ended March 31, 2003 for the difference between the variable rate on the term note and fixed rate on the interest rate swap.  As of March 31, 2003, the fair value carrying amount of this instrument, which is included in accrued expenses and other comprehensive income (loss), was a liability of $16,000.

STOCK BASED COMPENSATION

               The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123, “Accounting for Stock-Based Compensation” requires companies that elect not to account for stock-based compensation as presecribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted.  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” provides for alternative methods of transitioning to SFAS No. 123.  It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.  The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002.  The Company adopted this standard effective December 31, 2002.  The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148.  No compensation expense for employee stock options is reflected in net income (loss) available to common stockholders as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information, based on the options held by the Company’s employees, is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net income (loss) available to common stockholders:
As reported	$3,140	$(1,681)
Total stock-based compensation expense	(1,766)	(1,091)

Pro forma	$1,374	$(2,772)

Net income (loss) available to common stockholders per share:
As reported	$0.17	$(0.15)
Pro forma	0.08	(0.25)

NOTE 3.   BUSINESS COMBINATIONS

               As reported in Form 10-K, the Company completed the acquistion of Trophy on December 23, 2002.  Trophy is a manufacturer of dental radiology products which are highly complementary to the Company’s information management products. The results of Trophy’s operations have been included in the consolidated financial statements since that date.  Trophy develops, manufactures and markets conventional x-ray and digital radiography imaging systems primarily for the dental market.  Trophy’s products are marketed throughout the world through a network of independent non-exclusive dental product re-sellers located in Europe and Japan and through PracticeWorks in the United States.  Total consideration for this transaction through March 31, 2003, was approximately $52.0 million and includes the agreed upon purchase price, a net working capital adjustment and transaction costs and is net of acquired cash.  During the first quarter of 2003, the Company paid $3.6 million of the total consideration.  The acquisition was funded using cash on hand and the Credit Agreement.  Total goodwill recorded was $21.0 million, of which approximately $1.6 million is deductible for income tax purposes and is included in the Company’s Manufactured Products segment.

               In addition, as reported in the Form 10-K, the Company completed three other acquisitions in 2002.  The aggregate consideration for these acquisitions was approximately $11.3 million.  The purchase price was allocated based on a valuation of tangible and intangible assets, developed technologies and total liabilities assumed.  The Company recorded total goodwill of approximately $6.7 million.

               The following unaudited pro forma information presents the results of operations of the Company as if the material acquisitions had occurred as of the beginning of the period presented.  The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such period, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.

(In thousands, except per share data)	Three Months Ended March 31, 2002

PRO FORMA AMOUNTS
Revenues	$31,994
Net loss	(207)
Net loss available to common stockholders	(1,650)
Net loss available to common stockholders per share - basic and diluted	(0.15)

NOTE 4.   RESTRUCTURING

               As reported in the Form 10-K, the Company announced plans in the fourth quarter of 2001 to consolidate substantially all of its domestic operations into one facility.  The plan entailed the closure of two facilities, reduction of scope of operations in a third facility and termination of approximately 110 employees company wide.  The Company added 50 employees in Atlanta in the first quarter of 2002 to absorb the functions of the closed locations.  During the second quarter of 2002, the Company negotiated to terminate the lease of a closed facility and recorded a reduction in the restructuring reserve of $220,000.  The remaining closed facilities have operating leases with various expiration dates through 2005.  The other costs of the restructuring were paid in the first half of 2002.  The following table sets forth changes in the restructuring reserve during the three months ended March 31, 2003 (in thousands):

	Reserve Balance December 31, 2002	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2003

Facility closure and consolidation	$322	$—	$(38)	$284

NOTE 5.   INVESTMENT IN AND ADVANCES TO AFFILIATE

               As reported in the Form 10-K, in June 2002, the Company acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, for $1.0 million.  Additionally, the Company advanced $3.5 million in the form of a loan, a portion of which the Company expects to be repaid when PracticeWares enters into a financing arrangement with a senior lender during 2003.  The Company also has the option, under certain conditions, to acquire the remaining equity interest in PracticeWares it does not own.  The investment is being accounted for using the equity method of accounting.  The Company’s share of the results of operations for PracticeWares for the current period was approximately $105,000 and is recorded as equity in loss of affiliate.

               In connection with the investment, the Company entered into a long-term distribution agreement with PracticeWares under which PracticeWares is offering its dental supplies to PracticeWorks customers in exchange for royalty payments to the Company on these sales.  During the first quarter of 2003, royalties earned were immaterial.  PracticeWares also entered into a long-term license agreement with the Company for the use of its e-commerce software.  The fee for the license agreement was recorded at its present value in other liabilities and is being recognized ratably over the life of the agreement.

NOTE 6.   INVENTORIES

               Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Manufactured Products:
Component and spare parts	$4,183	$3,872
Work-in-progress	773	359
Finished goods	3,529	2,939

	8,485	7,170
Purchases for resale and other	536	679

	9,021	7,849
Reserve	(53)	—

	$8,968	$7,849

NOTE 7.   STOCKHOLDERS’ EQUITY

EARNINGS PER SHARE

               Basic earnings per share is computed on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share is based on the weighted-average number of shares outstanding plus net incremental shares arising out of stock options, warrants and convertible securities outstanding.  The following table is a reconciliation of the weighted-average share amounts used in calculating earnings per share (in thousands):

	Three Months Ended March 31,

	2003	2002

Basic common shares outstanding	17,728	11,215
Dilutive effect of common stock options and warrants	480	—

Diluted common shares outstanding	18,208	11,215

               For the three months ended March 31, 2003, approximately 3.7 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, because the exercise prices were above the average market price.  Additionally, the diluted number of shares excludes approximately 158,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.

               For the three months ended March 31, 2002, approximately 4.1 million shares of common stock issuable under stock options and warrants were not included in the calculation of fully diluted earnings per share, of which 335,000 were above the average market price.  Additionally, the diluted number of shares excludes approximately 1,017,000 shares of common stock that were issuable upon conversion of the series A preferred stock, approximately 149,000 shares of common stock issuable upon conversion of the series B preferred stock and approximately 495,000 shares of common stock issuable upon conversion of the series C preferred stock, because such inclusion was antidilutive.

NOTE 8.   SEGMENT INFORMATION

               SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

               The Company historically reported results from operations in two segments: recurring revenue and non-recurring revenue.  Concurrent with the adoption of SFAS No. 141 and No. 142, the completion of several acquisitions in the United Kingdom in 2002 and the acquisition of Trophy in December 2002, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using three segments:   Information Technology – United States (“IT – United States”) and Information Technology – International (“IT – International”) and Manufactured Products.  The IT – United States and IT – International segments include the operations of our historical information technology systems and related services including Trophy products sold by PracticeWorks sales representatives, broken down by geographic region, and the Manufactured Products segment includes the worldwide operations of Trophy’s traditional and digital x-ray business, excluding sales made by Company sales representatives.  The IT – International segment consists primarily of operations in the United Kingdom and to a lesser extent, Sweden.  The Manufactured Products segment consists primarily of operations in France.

               The Company’s Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

               Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended March 31,

	2003	2002

IT - United States:
Revenues	$20,996	$17,015
Net income (loss)	1,452	(292)
IT - International:
Revenues	$3,682	$2,020
Net income	225	54
Manufactured Products:
Revenues	$19,163	$—
Net income	1,623	—
Totals:
Revenues	$43,841	$19,035
Net income (loss)	3,300	(238)

NOTE 9.   COMMITMENTS AND CONTINGENCIES

WARRANTY COSTS

               The Company provides its Trophy customers a limited warranty, generally two years, with each Trophy product and provides for warranty costs at the time of sale based upon historical claims experience.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  If actual warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.  Actual warranty costs incurred are charged against the accrual when paid.

               The changes in the warranty reserve during the three months ended March 31, 2003 are summarized as follows (in thousands):

Balance at December 31, 2002	$2,754
Additions – Charged to operations	61
Additions – Currency fluctuations	94
Deductions	—

Balance at March 31, 2003	$2,909

LEGAL PROCEEDINGS

               Trophy has been a defendant in several legal matters arising from 1996 to August 2000 in Belgium, France, Germany, Israel, Italy, the United Kingdom and the United States, caused by scissor arm defects on two of its products.  These defects forced Trophy in 2001 to initiate a recall of these products, which consists mostly of on-site reviews by Trophy technical personnel of all products sold and, when deemed necessary, a free replacement for the defective products, or the implementation of a corrective kit.  Management estimates that the on-site technical reviews will be completed during 2003.  In connection with the Trophy acquisition the Company received indemnifications, subject to amounts accrued in the opening balance sheet, applicable insurance proceeds and a deductible of approximately $1.125 million as well as certain other limits and conditions, for product liability claims related to these defective products.  Such indemnification is capped at $7.5 million.  As of March 31, 2003, approximately $700,000 was accrued based on management’s best estimate of the future costs of the recall program related claims.  Management also considered the ability of Trophy’s former parent to satisfy the indemnification of the claims in its accrual of estimated future costs.  The Company believes that neither the pending nor future claims nor legal proceedings related to the scissor arms will have a material impact on its financial condition, liquidity or operating results.

NOTE 10.   RECENT ACCOUNTING PRONOUNCEMENTS

               In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 30, 2002.  The Company adopted this standard effective January 1, 2003.  The adoption of this standard did not have a material impact on our financial statements.

               In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullified EITF Issue No. 94-3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan.  The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The Company adopted this standard effective January 1, 2003.  The adoption of this standard did not have a material impact on the financial statements.

               In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN No. 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities.  The disclosure provisions of FIN No. 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002.  The Company adopted the disclosure provisions of FIN No. 45 effective December 31, 2002 (see Note 9).  The adoption of these provisions did not have a material impact on the financial statements.

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123.  Although it does not require the use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition.  It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002.  The Company will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148.  The Company adopted this standard effective December 31, 2002.  The adoption of this standard did not have a material impact on the financial statements (see Note 2).

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  This standard is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect that the adoption of this standard will have a material impact on the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

               We provide software-based information technology systems for dentists, orthodontists and oral and maxillofacial surgeons.  In addition, through our recently acquired Trophy subsidiary, we are the world’s leading manufacturer and distributor of radiology equipment for dental applications.

Significant Accounting Policies

               We have five accounting policies we believe are significant to our financial condition and results of operations that require judgments and estimates about matters.  These policies are:

Revenue Recognition

               We base our revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended.  Revenue from maintenance and support services and subscriptions, which typically have contract terms varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from electronic services is recognized as the service is provided.  Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists; delivery has occurred or training has been provided, whichever is later; fees are fixed or determinable; and collectibility is probable. Revenue from hardware sales is recognized upon product shipment, terms of which are typically FOB shipping point.  Revenue from training and implementation services is recognized as the service is provided.  Revenue from Trophy equipment sales is recognized when no significant vendor obligation remains, title to the equipment passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable.  Outside of the United States, Trophy sells to a network of third party distributors.  Revenue is recognized at the time of delivery to the distributor as title passes and no right of return exists.  Amounts received from customers in advance of product shipment or service periods are recorded as deposits or deferred revenue.

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

Derivative Instruments

               We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  These statements require that we recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

               For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings during the period of change.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

               We use derivative financial instruments primarily to reduce our exposure to fluctuations in interest rates and foreign exchange rates.  For those derivative financial instruments that are designated and qualify as hedging instruments, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statements of operations as the underlying exposure being hedged.  We also formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.

Segment and Market Information

               SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

               We historically reported results from operations in two segments: recurring revenue and non-recurring revenue.  Concurrent with the adoption of SFAS No. 141 and No. 142, the completion of several acquisitions in the United Kingdom in 2002 and the acquisition of Trophy in December 2002, we revised and restated the segment reporting to more closely align with how our Chief Operating Decision Maker now manages the Company.  The results from operations are now reported using three segments: Information Technology – United States (“IT – United States”), Information Technology – International (“IT – International”) and Manufactured Products.  The IT – United States and IT – International segments include the operations of our historic information management technology systems and related services including Trophy products sold by PracticeWorks sales representatives, broken down by geographic region, and the Manufactured Products segment includes the worldwide operations of Trophy’s traditional and digital x-ray business, excluding sales made by PracticeWorks sales representatives. The IT – International segment consists primarily of operations in the United Kingdom and to a lesser extent, Sweden. The Manufactured Products segment consists primarily of operations in France.

               Our Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

               Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended March 31,

	2003	2002

IT - United States:
Revenues	$20,996	$17,015
Net income (loss)	1,452	(292)
IT - International:
Revenues	$3,682	$2,020
Net income	225	54
Manufactured Products:
Revenues	$19,163	$—
Net income	1,623	—
Totals:
Revenues	$43,841	$19,035
Net income (loss)	3,300	(238)

Consolidated Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues (Dollars in thousands)

	Three months ended March 31,

	2003	Percent of total	2002	Percent of total	Dollar change	Percent change

Support, e-services and subscription	$15,407	35%	$13,231	70%	$2,176	16%
Software, equipment and related services	6,813	16	5,596	29	1,217	22
Manufactured products	21,621	49	208	1	21,413		*

Total	$43,841	100%	$19,035	100%	$24,806	130

  * not meaningful

               Total Revenues.    Total revenues for the three months ended March 31, 2003 increased as a result of organic growth of $4.8 million and revenues of $19.2 million attributable to the Trophy acquisition and $880,000 attributable to other acquisitions completed in the fourth quarter of 2002.

               Support, E-services and Subscription Revenue.    Support, e-services and subscription revenue is derived from contractual arrangements for maintenance and support services and subscriptions to our information technology software and related support and from electronic services.  For the three months ended March 31, 2003, these revenues increased primarily as a result of increased subscription revenue of $892,000, maintenance revenue of $874,000, and electronic services revenue of $410,000.  The increases in subscriptions and electronic services revenues for the three months ended March 31, 2003 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and the expansion of e-services offered to existing customers.  The increase in maintenance revenue is largely acquisition related.

               Software, Equipment and Related Services Revenue.    Software, equipment and related services revenue include one-time sales of licenses and systems, and fees for training and implementation services.  For the three months ended March 31, 2003, these revenues increased primarily as a result of increased software license sales of $621,000, equipment sales of $520,000 and training and implementation revenue of $76,000.  These increases are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications.

               Manufactured Products Revenue.    Manufactured products revenue includes sales of products manufactured by our recently acquired Trophy subsidiary.  For the three months ended March 31, 2003, this revenue increased by $21.4 million, of which $19.2 million was related to the Trophy acquisition, and the remaining growth was attributable to the distribution arrangement entered into late in the first quarter of 2002.

Costs and Operating Expenses (Dollars in thousands)

	Three months ended March 31,

	2003	Percent of sales	2002	Percent of sales	Dollar change	Percent change

Purchases for resale	$3,686	8%	$2,922	15%	$764	26%
Cost of manufactured products	8,683	20	88	—	8,595		*
Selling, general and administrative	21,132	48	12,885	68	8,247	64
Research and development	2,265	5	1,079	6	1,186	110
Depreciation and amortization	2,673	6	1,663	9	1,010	61
Total other (income) expense	797	2	636	3	161	25
Provision for income taxes	1,305	3	—	—	1,305	100

                 * not meaningful

               Purchases for Resale.    Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software.  Purchases for resale for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, increased primarily due to increased costs related to the growth in electronic services.

               Cost of Manufactured Products.    For the three months ended March 31, 2003, manufactured products include production costs of worldwide Trophy product sales.  The existence of this expense category is attributable to the Trophy acquisition.  Costs for the prior period are related to purchases under the distribution agreement initiated late in the first quarter of 2002.

               Selling, General and Administrative, or SG&A.    SG&A expense includes all operating costs excluding research and development and depreciation and amortization of other intangible assets.  SG&A expense for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, increased by $8.2 million, of which $6.1 million is related to the Trophy acquisition.  Of the remaining $2.1 million increase, approximately $1.0 million relates to increases in personnel costs attributable to both acquisitions and growth in the business, $550,000 relates to increases in legal and professional fees primarily related to acquisitions, Sarbanes-Oxley compliance and HIPAA consulting assistance, and approximately $500,000 in increased marketing, promotion and travel expenses.

               Research and Development.    Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that have not yet reached technological feasibility.  These programs focus on advancing our core practice management and other technologies, developing new products at our Trophy subsidiary and enhancing the quality and performance of our classic products.  Research and development expense increased for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to the Trophy acquisition, and to a lesser extent, an increase in the number of supported products resulting from acquisitions.

               Excluding acquired capitalized software costs, software costs capitalized totaled $426,000 and $390,000 for the three months ended March 31, 2003 and 2002, respectively.  We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release.  The fluctuations of capitalized costs in 2003 compared to 2002 reflect the changes in the number of supported products and the state of development of a variety of projects, including new electronic services applications and major upgrade versions of several practice management applications that are part of our core product offerings.

               Depreciation and Amortization.    Depreciation and amortization of other intangible assets increased for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due principally to increases of $748,000 in amortization of acquired technology, capitalized software development costs and other intangibles, principally from acquisitions, and increases of $262,000 in depreciation of acquired and purchased fixed assets.

               Total Other (Income) Expense.    Total other (income) expense includes interest income, interest expense and equity in loss of affiliate.  For the three months ended March 31, 2003, compared to the three months ended March 31, 2002, the increase in total other (income) expense is principally due to our new Credit Agreement.  The equity in loss of affiliate was $105,000 for the three months ended March 31, 2003 and nil for the comparable period of 2002, as we did not acquire the minority interest until June 2002.

               Provision for Income Taxes.    For the three months ended March 31, 2003, the provision for income taxes relates primarily to income of our foreign businesses.  For the three months ended March 31, 2003, we generated domestic pre-tax income for financial reporting purposes of approximately $1.6 million and domestic taxable income of approximately $690,000.  Our foreign taxes relate primarily to operations in France where the effective rate is approximately 36%.  The financial reporting results differ from those for tax purposes primarily due to book versus tax differences in goodwill and other temporary differences.  Similarly, the effective income tax rate differed from the statutory rate due to the effect of state income taxes and the reduction of a valuation allowance.  For the three months ended March 31, 2003, we used approximately $690,000 of our net operating loss (“NOL”) carryforwards to offset our domestic taxable income.  As of March 31, 2003, we have domestic NOL carryforwards totaling $27.0 million that will be available to offset future taxable income, $1.5 million in tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid in capital when realized, and $383,000 in tax credits that will be available to offset future tax liability.  The NOLs expire at various times beginning in 2021.

               We reported net deferred tax assets at March 31, 2003 of approximately $7.5 million and long-term deferred tax liabilities of $6.9 million.  The deferred tax assets consist of gross NOLs of $27.0 million and temporary differences of $5.9 million.  As of March 31, 2003, we have recorded a valuation allowance of $8.4 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration.  However, we have not recorded the benefit of the NOL utilization in the financial statements because projections over multiple years are inherently imprecise.  Management believes that it is more likely than not that the recorded deferred tax assets will be realized based on our financial projections, sales backlog, historic quarter over quarter operational improvements in 2001, 2002 and 2003, and available tax strategies.  These factors indicate that we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

               Net Income (Loss).    As a result of the foregoing, we had net income of $3.3 million for the three months ended March 31, 2003, compared to a net loss of $(238,000) for the three months ended March 31, 2002, respectively.

               Accrued and Accretive Dividends on Preferred Stock.    For the three months ended March 31, 2003, we recorded accrued and accretive dividends related to the series B convertible redeemable preferred stock of $160,000 to recognize the 6.0% dividend and amortization of the $1.5 million estimated valuation discount, as compared to $153,000 for the three months ended March 31, 2002.  For the three months ended March 31, 2002, we recorded accrued and accretive dividends of $1.1 million related to the series A convertible redeemable preferred stock and $220,000 related to the series C convertible redeemable preferred stock.  There were no shares outstanding of the series A and series C convertible redeemable preferred stock during the three month period ended March 31, 2003.

Liquidity and Capital Resources

             Our principal capital requirements have been to fund

•	acquisitions;

•	working capital;

•	capital expenditures for furniture, fixtures and equipment;

•	software development costs; and

•	debt reduction.

               At March 31, 2003, we had total cash and cash equivalents of $9.6 million and a working capital deficit of $8.2 million (including the effect of deferred revenue and customer deposits of $14.1 million).

               Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2003, an improvement from $1.5 million provided in the comparable period in 2002.  The significant increase in operating cash flow for 2003 from 2002 is a representation of the operating leverage of our business model.  In addition, cash flow has been assisted by the increasing number of recurring transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collection effort, as evidenced by the significant decrease in day’s sales outstanding from 29 in the first quarter of 2002 to 25 in the first quarter of 2003, excluding the effects of the Trophy acquisition. Including the Trophy acquisition, day’s sales outstanding were 49 and were due to the traditional longer payment habits of customers located outside the U.S.  We expect to generate between $20 million and $25 million in operating cash flow during the remainder of 2003 and expect to continue to benefit from the utilization of approximately $27 million of net operating losses to offset any taxable income expected to be generated during 2003.

               For each of the periods presented, the majority of our cash used for investing has been for acquisitions.  The remainder of our investing activities has consisted of capital expenditures for equipment, software development costs and other intangibles.  During 2003, we completed the final payments of the Trophy acquisition of $3.6 million, consisting of a net worth adjustment and transaction costs.  During the comparable period in 2002, we completed a small acquisition for $2.2 million and funded a portion of the purchase price from proceeds of borrowings.  We expect to incur capital expenditures of $4 million in 2003 related to property and equipment and $1 million for capitalized software, and we plan to fund these additions from operating cash flows.

               During 2003, we commenced the amortization of the term loan portion of the Credit Facility.  During 2002, our financing activities consisted primarily of a borrowing related to a small acquisition completed in January 2002 and, to a lesser extent, payments on notes payable.

               As previously discussed in the Form 10-K, during 2001, Trophy initiated a recall on certain of its products related to defective scissor arms.  In connection with the acquisition we received indemnifications from Trophy’s former parent for product liability claims related to the defective scissor arms.  We believe these indemnifications are adequate, and we do not believe that any pending or future claims will have a material impact on our financial condition, operating results or liquidity.

 Credit Facilities

               To finance the acquisition of Trophy, we entered into a $45 million credit agreement consisting of a $30 million term loan and a $15 million revolver, subject to availability based on inventory and accounts receivable.  As of March 31, 2003, $28.1 million was outstanding under the term loan and $9 million was outstanding under the revolver.  The credit agreement has a three-year term and matures on December 23, 2005 and is collateralized by substantially all of the Company’s real and personal property, 100% of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries.  Principal and interest payments under the term loan are due quarterly beginning March 31, 2003.  The revolver requires quarterly interest-only payments beginning March 31, 2003, with any outstanding balance due at maturity.  The credit agreement contains certain restrictions and covenants, none of which are expected to materially affect our operations or ability to borrow under the facility.  Interest is calculated on outstanding amounts under the credit agreement based on either (1) the higher of the federal funds rate plus ½ of 1% or (2) the prime rate or LIBOR, plus an applicable spread.  We select the functional interest rate and at March 31, 2003, the effective rate was LIBOR plus 400 basis points or, 5.29%.  During March 2003, as required by the credit agreement, we entered into a hedge arrangement whereby we fixed the base rate related to $15 million of the term note.  The fixed base rate will be 1.85% for the remaining term of the credit agreement for that portion of the note.  We are also required to pay a quarterly commitment fee for any availability under the revolver at a rate .5% to .75%, depending on the achievement of certain financial performance criteria.  After June 30, 2003, we have the ability to lower the applicable spread applied to the functional interest rate if certain financial performance criteria are met.  As of March 31, 2003, $6 million was available to borrow under the facility.

               Assuming our series B preferred stock issuance is not converted, our future contractual cash obligations, excluding interest and dividends, are as follows (in thousands):

	April – December 2003	2004	2005	2006	2007 and Thereafter

Credit agreement	$5,625	$10,000	$21,500	$—	$—
Other long-term debt	947	1,091	472	455	340
Capital lease obligations	61	30	—	—	—
Operating leases	2,835	3,177	2,335	1,644	3,324
Preferred stock	—	—	—	5,199	—

Total	$9,468	$14,298	$24,307	$7,298	$3,664

               We believe that cumulative cash flow from operations, borrowing capacity under our credit agreement and future financing opportunities will provide sufficient cash flow to meet any contractual cash and redemption obligations.  We intend to seek refinancing for any amounts that we are unable to repay from operating cash flows.  New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost.  However, if refinancing is not available or available on favorable terms, we may not be able to increase our marketing and sales expenses and grow our businesses or effectively compete in any of our markets, which could materially harm our business, financial condition and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

               In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 30, 2002.  We adopted this standard effective January 1, 2003.  Our adoption of this standard did not have a material impact on our financial statements.

               In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullified EITF Issue No. 94-3.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan.  We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  We adopted this standard effective January 1, 2003.  Our adoption of this standard did not have a material impact on our financial statements.

               In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN No. 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities.  The disclosure provisions of FIN No. 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002.  We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002.  The adoption of these provisions did not have a material impact on our financial statements.

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123.  Although it does not require the use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition.  It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.  The amendments of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002.  We will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148.  We adopted this standard effective December 31, 2002.  Our adoption of this standard did not have a material impact on our financial statements.

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This standard is effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of this statement will have a material impact on our financial statements.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

               This discussion contains forward-looking statements that reflect management’s current assumptions and estimates of future performance, the development and timing of PracticeWorks’ release of new applications and services, the rate of adoption of its new applications and services by new and existing customers, its success in establishing business relationships, the growth of its business, and general economic conditions. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, plans, intends or similar expressions. Any forward-looking statements are subject to risks, uncertainties and assumptions that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. PracticeWorks’ results and the accuracy of the forward-looking statements could be affected by many factors, including, in particular, those discussed above and those discussed in the section entitled Risk Factors and elsewhere in the Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

               Prior to the Trophy acquisition, we had historically conducted foreign operations in the United Kingdom, Sweden, Canada and Australia, each of which conducted business in their local currency.  Trophy’s functional currency is the Euro and has customers around the world.  To mitigate exposure to foreign currency fluctuations, Trophy invoices customers in four currencies: Euro, United States Dollar, Pound Sterling, and Japanese Yen.  For the three months ended March 31, 2003 and 2002, approximately 52% and 11% of total revenues, respectively, were earned outside the United States and collected in the local currency.  Costs and operating expenses were also paid in such corresponding local currencies.

               In January 2003, we entered into fixed-forward foreign exchange contracts to minimize exposure to fluctuations in the Japanese Yen.  These contracts mature at various times through July 2003.  The Company did not designate these contracts as a hedge under SFAS No. 133.  Accordingly, the change in the fair value of the contracts are recorded in earnings immediately.  As of March 31, 2003, we had open forward contracts totaling 340,000,000 Japanese Yen, or approximately $2.8 million U.S. Dollars.

               The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholders’ equity.  For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is also included in stockholders’ equity as the amounts are considered to be of a long-term investment nature.  As of March 31, 2003 and December 31, 2002, we have recorded cumulative translation adjustments of $2.0 million and $1.2 million, respectively.  The significant increase in 2003 relates primarily to fluctuations between the Euro and U.S. Dollar related to the Trophy acquisition.

Interest Rate Risks

               We are subject to interest rate risk based on fluctuations in interest rates and variability in interest rate spread relationships, such as prime or LIBOR spreads.  Approximately, $23 million of our outstanding debt at March 31, 2003 related to indebtedness under our credit agreement with Bank of America and contains a floating interest rate.  Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates.  The effect of a hypothetical one percentage point increase across all maturities of variable debt would result in a decrease of approximately $230,000 in our annual pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2003.

               In March 2003, as required by the credit agreement, we entered into an interest rate swap agreement that effectively converted one-half of the term note from floating-rate debt to a fixed-rate debt through December 23, 2005, thereby hedging against the impact of interest rate changes on future cash flows (interest expense).  The interest rate swap agreement has an initial aggregate notional amount of $15.0 million maturing on December 23, 2005.  The interest rate swap fixes the base rate of the term note to 1.85%.  The variable rate was based on three-month LIBOR rate, or 1.29% as of March 31, 2003.  The interest rate swap agreement is designated as a cash flow hedge and the terms of the swap agreement and hedged item is such that the effectiveness can be measured using the short-cut method defined in SFAS No. 133.  The Company recorded $4,000 of additional interest expense for the three months ended March 31, 2003 related to the swap.  As of March 31, 2003, the fair value carrying amount of this instrument, which is included in accrued expenses and other comprehensive income (loss), was a liability of $16,000.

Other risks

               We have no off-balance sheet arrangements, investments or guarantees, except as discussed above.

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

ITEM 4.   CONTROLS AND PROCEDURES

               The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of March 31, 2003 the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

               There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               From time to time, we are involved in various legal proceedings incident to the ordinary course of our business.  We are not a party to any legal proceedings that we believe to be material, and we are unaware of any contemplated material actions against us.  Trophy has conducted recalls and other corrective actions, and experienced product liability claims for generally minor property damage and personal injury, with respect to purported failures of scissor arms in conventional x-ray products manufactured by Trophy prior to 1998.  While the recalls and corrective actions have generally been completed, certain claims and legal proceedings related to such purported failures are ongoing and still pending and the termination of the recalls and corrective actions do not preclude future product failures and additional claims for property damage and/or personal injury.  We maintain insurance coverage related to product liability claims, and, in connection with the Trophy acquisition, Trophy’s former parent agreed to indemnify us, subject to certain limits and other conditions, for product liability claims related to scissor arms manufactured prior to 1998.  As a result, our management believes that neither pending nor future claims or legal proceedings related to scissor arms manufactured prior to 1998 will have a material adverse effect on our financial condition, liquidity or operating results.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99. Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

We filed an amendment to our Current Report on Form 8-K dated December 23, 2002 under item 7 providing financial statements and pro forma financial information regarding our acquisition of Trophy Radiologie.  Included in that report were the following consolidated financial statements of Trex Medical France SA, the parent corporation of Trophy Radiologie:  audited balance sheets as of September 30, 2002 and 2001 and audited statements of operations, shareholders’ equity and cash flow for the three years ended September 30, 2002.  Also included in that report were the following pro forma condensed consolidated unaudited financial statements of PracticeWorks:  balance sheet as of September 30, 2002 and statements of operations for the year ended December 31, 2001 and the nine months ended September 30, 2002.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th  day of May, 2003.

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

Date:	May 12, 2003	By:	/s/ JAMES K. PRICE

		Title:	Chief Executive Officer

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

Date:	May 12, 2003	By:	/s/ JAMES A. COCHRAN

		Title:	Chief Financial Officer