Form 10-Q
period 2003-06-30
PRACTICEWORKS INC
filed 2003-08-14
CIK 1121786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 17,905,863 as of July 31, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2003	December 31, 2002

ASSETS
Current:
Cash and cash equivalents	$10,884	$11,028
Accounts receivable-trade, net of allowance of $782 and $530, respectively	24,110	23,228
Other receivables	2,625	1,383
Inventory	10,569	7,849
Deferred income tax assets	300	300
Prepaid expenses and other current assets	1,661	1,422

Total current assets	50,149	45,210
Property and equipment, net of accumulated depreciation of $9,554 and $8,065, respectively	8,823	8,188
Goodwill	74,095	73,700
Capitalized software development costs, net of accumulated amortization of $9,181 and $6,876, respectively	11,515	12,428
Acquired developed technologies, net of accumulated amortization of $1,024 and $38, respectively	21,939	17,365
Other intangible assets, net of accumulated amortization of $1,702 and $739, respectively	15,538	16,721
Deferred income tax assets	6,966	6,305
Investment in and advances to affiliate	3,955	4,584
Other assets	1,428	1,408

	$194,408	$185,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,726	$13,132
Foreign income tax payable	2,125	3,982
Accrued expenses	15,914	13,221
Accrued restructuring costs	248	322
Deferred revenue and customer deposits	14,137	14,636
Current portion of long-term debt	9,998	8,729

Total current liabilities	53,148	54,022
Long-term debt, less current portion	28,288	33,921
Deferred income tax liability	8,448	6,982
Other liabilities	703	722

Total liabilities	90,587	95,647

Commitments and contingencies
Preferred stock, $0.01 par value; 20,000,000 shares authorized:
Series B 6.0% convertible redeemable preferred; liquidation preference and redemption value $5,199; shares issued and outstanding 955,779; carrying value includes accrued dividends of $622 and $451 and is net of $930 and $1,080 unamortized discount	4,891	4,570

Series D preferred stock, no shares issued and outstanding	—	—

Stockholders’ equity:
Common stock $0.01 par value, 100,000,000 authorized, 17,860,285 and 17,687,872 issued and outstanding	179	177
Additional paid-in capital	118,641	117,622
Deferred compensation	(694)	(736)
Accumulated deficit	(23,329)	(32,533)
Accumulated other comprehensive income	4,133	1,162

Total stockholders’ equity	98,930	85,692

	$194,408	$185,909

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Support, e-services and subscription	$16,047	$13,644	$31,454	$26,875
Software, equipment and related services	6,634	5,584	13,447	11,180
Manufactured products	23,900	1,707	45,521	1,915

Total revenues	46,581	20,935	90,422	39,970

Costs and operating expenses:
Purchases for resale	3,746	3,233	7,432	6,153
Cost of manufactured products	8,839	617	17,522	707
Selling, general and administrative	21,873	12,209	43,005	25,116
Research and development	2,502	848	4,767	1,927
Depreciation and amortization	2,655	1,838	5,328	3,479

Total costs and operating expenses	39,615	18,745	78,054	37,382

Operating income	6,966	2,190	12,368	2,588
Other (income) expense:
Interest income	(101)	—	(206)	—
Interest expense	783	497	1,580	1,133
Other interest expense - debt extinguishment costs	—	889	—	889
Transaction and currency gains	(1,031)	—	(1,031)	—
Equity in loss of affiliate	119	—	224	—

Total other (income) expense	(230)	1,386	567	2,022

Income before income taxes	7,196	804	11,801	566
Provision for income taxes	1,292	—	2,597	—

Net income	5,904	804	9,204	566
Dividends:
Accrued and accretive preferred stock dividends	161	1,111	321	2,554
Deemed dividend related to redemption of series A preferred stock	—	7,625	—	7,625

Total dividends	161	8,736	321	10,179

Net income (loss) available to common stockholders	$5,743	$(7,932)	$8,883	$(9,613)

Per share data:
Net income:
Basic	$0.33	$0.06	$0.52	$0.05
Diluted	0.30	0.06	0.48	0.04
Dividends:
Basic	(0.01)	(0.68)	(0.02)	(0.85)
Diluted	(0.01)	N/A	(0.02)	N/A
Net income (loss) available to common stockholders:
Basic	0.32	(0.62)	0.50	(0.80)
Diluted	0.29	N/A	0.46	N/A
Weighted average shares outstanding used in computing per share data:
Basic	17,800	12,873	17,764	12,055

Diluted	19,924	14,575	19,180	13,361

Comprehensive income:
Net income	$5,904	$804	$9,204	$566
Foreign currency translation adjustments	2,238	223	3,052	16
Hedging activities	(65)	—	(81)	—

Total comprehensive income	$8,077	$1,027	$12,175	$582

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months Ended June 30,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,204	$566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,310	4,814
Provision for doubtful accounts	153	(50)
Equity in loss of affiliate	224	—
Deferred taxes	(795)	—
Transaction and currency gains	(1,121)	—
Changes in current assets and liabilities, net of acquisitions:
Trade and other receivables	(1,377)	(680)
Inventory, prepaid expenses and other current assets	(1,912)	(123)
Accounts payable and accrued expenses	1,364	(1,158)
Deferred revenue and customer deposits	(716)	(20)

Cash provided by operating activities	11,334	3,349

CASH USED IN INVESTING ACTIVITIES:
Cash paid for acquisitions	(4,160)	(3,001)
Additional purchase price consideration	(519)	—
Property and equipment expenditures	(2,365)	(850)
Cash paid for intangible assets	(1,359)	(1,487)
Investment in and repayments from (advances to) affiliate	500	(4,545)
Other	(140)	(80)

Cash used in investing activities	(8,043)	(9,963)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,376)	(22,436)
Proceeds from exercise of stock options and warrants	832	334
Payment of loan costs	(41)	—
Proceeds from issuance of common stock, net	—	63,867
Redemption of series A preferred stock	—	(15,000)
Borrowings of long-term debt	—	1,282
Other	—	24

Cash (used in) provided by financing activities	(3,585)	28,071

Effect of exchange rate changes on cash and cash equivalents	150	(32)

Net (decrease) increase in cash and cash equivalents	(144)	21,425
Cash and cash equivalents, beginning of period	11,028	6,555

Cash and cash equivalents, end of period	$10,884	$27,980

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock to settle obligations	$453	$—
Issuance of common stock and warrant for redemption of series A preferred stock	—	19,053
Issuance of common stock for acquisitions	—	1,502
Issuance of notes payable for acquisitions	—	336
ADDITIONAL CASH FLOW INFORMATION:
Interest paid	$1,068	$1,046

Income taxes paid	$4,748	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRACTICEWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PracticeWorks, Inc. (“PracticeWorks” or the “Company”) is the premier provider of software-based information management technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons in the United States, and on a more limited basis, in Europe, Canada and Australia, and, through our Trophy subsidiary, the Company is the world’s leading provider of digital and conventional radiology equipment for dental applications. The Company’s product offerings include practice management applications, digital radiography systems, cosmetic imaging systems, electronic data interchange (EDI) and other e-commerce services and conventional x-ray equipment. PracticeWorks also offers ongoing maintenance, support and training related to its practice management software products. The Company’s business is divided into segments as follows: (1) information technology systems and related services business, which is in turn divided into a domestic and an international segment; and (2) manufactured products segment, consisting of the Trophy radiology business.

The information presented at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, respectively, is unaudited. However, in the opinion of management, it includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of PracticeWorks for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with  accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto included in PracticeWorks Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”). Certain prior period amounts have been reclassified to conform to the current presentation.

On July 21, 2003, the Company announced that Eastman Kodak Company agreed to acquire all of the outstanding common stock and preferred stock of PracticeWorks for approximately $500 million in cash and assumed debt (see Note 11).

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

For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as hedging instruments and that are terminated early, the gain or loss that was previously reported as a component of other comprehensive income (loss) is reclassified into earnings in the same period the instrument is terminated. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates and foreign exchange rates. For those derivative financial instruments that are designated and qualify as hedging instruments, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or accrued liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statements of operations as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.

Fair Value Hedging Strategy

In January 2003, the Company entered into fixed forward foreign exchange contracts to minimize exposure to fluctuations in the Japanese Yen. These contracts mature at various times through July 2003. The Company did not designate these contracts as a hedge under SFAS No. 133. Accordingly, the change in the fair value of the contracts have been recorded in current earnings. For the three and six months ended June 30, 2003, the loss recorded was immaterial.

In May 2003, and in connection with the planned repayment of a Euro denominated intercompany note (see Note 11), the Company entered into a forward exchange contract to fix the exchange rate at the time of repayment. The contract was not designated as a hedge and the change in the fair value of approximately $337,000 was recorded as a gain in current earnings and is included in transaction and currency gains in the consolidated statements of operations. The intercompany note was repaid and the forward contract closed on July 21, 2003.

Cash Flow Hedging Strategy

In March 2003, the Company entered into an interest rate swap agreement that effectively converted one-half of the term note of the Bank of America Credit Agreement (“Credit Agreement”) from floating-rate debt to fixed-rate debt through December 23, 2005, thereby hedging against the impact of interest rate changes on future cash flows (interest expense). The interest rate swap agreement has an initial aggregate notional amount of $15.0 million maturing on December 23, 2005. The interest rate swap fixes the base rate of the term note to 1.85%. The variable rate was based on the three-month LIBOR rate, 1.12% as of June 30, 2003. The interest rate swap agreement is designated as a cash flow hedge, and the terms of the swap agreement and hedged item match such that the effectiveness can be measured using the short-cut method defined in SFAS No. 133. The Company recorded an immaterial amount of additional interest expense for the three and six months ended June 30, 2003 for the difference between the variable rate on the term note and fixed rate on the interest rate swap. As of June 30, 2003, the fair value carrying amount of this instrument, which is included in accrued expenses and other comprehensive income, was a liability of $81,000.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123, “Accounting for Stock-Based Compensation” requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted this standard effective December 31, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148. No compensation expense for employee stock options is reflected in net income (loss) available to common stockholders as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders:
As reported	$5,743	$(7,932)	$8,883	$(9,613)
Total stock-based compensation expense	(1,765)	(1,091)	(3,531)	(2,182)

Pro forma	$3,978	$(9,023)	$5,352	$(11,795)

Net income (loss) available to common stockholders per diluted share:
As reported	$0.29	$(0.62)	$0.46	$(0.80)
Pro forma	0.20	(0.70)	0.28	(0.98)

NOTE 3. BUSINESS COMBINATIONS

As reported in Form 10-K, the Company acquired Trophy on December 23, 2002. The results of Trophy’s operations have been included in the consolidated financial statements since that date. Trophy develops, manufactures and markets conventional x-ray and digital radiography imaging systems for the dental market, which are highly complementary to the Company’s information management products. Trophy’s products are marketed throughout the world through a network of independent dental product re-sellers located in Europe and Japan and through PracticeWorks in the United States. Total consideration for this transaction, was approximately $52.4 million, consisting of the agreed upon purchase price, a net working capital adjustment, transaction costs and net of acquired cash, which was funded using cash on hand and borrowings under the Credit Agreement. For the three and six months ended June 30, 2003, the Company paid $250,000 and $3.9 million of the total consideration, respectively. Total goodwill recorded was $19.3 million, of which approximately $1.7 million is deductible for income tax purposes and is included in the Company’s Manufactured Products segment.

The following information summarizes the allocation of fair values assigned to the assets and liabilities as determined by a valuation:

(In thousands)

Current assets	$22,450
Property and equipment	1,809
Customer relationships	1,000
Developed technologies	20,400
Trade names and other intangible assets	1,000

In-process research and development	12,263
Goodwill	19,306
Other assets	1,324
Current liabilities	(19,246)
Non-current liabilities	(7,866)

Net assets acquired	$52,440

The estimated useful lives of the intangible assets acquired are as follows:

Customer relationships	6 years
Developed technologies	10 years
Trade names	Indefinite

On the date of acquisition, the Company also recorded a charge of $12.3 million related to in-process research and development assets in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

As previously reported in the Form 10-K, the Company also completed three immaterial acquisitions in 2002. The aggregate consideration for these acquisitions was approximately $11.3 million. The purchase price was allocated based on a valuation of tangible and intangible assets, developed technologies and total liabilities assumed. The Company recorded total goodwill of approximately $6.7 million related to these acquisitions.

The following unaudited pro forma information presents the results of operations of the Company as if the significant acquisitions had occurred as of the beginning of the period presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such period, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, interest expense and income taxes.

(In thousands, except per share data)	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

PRO FORMA AMOUNTS
Revenues	$33,861	$65,855
Net income	569	362
Net loss available to common stockholders	(8,167)	(9,817)
Net loss available to common stockholders per share - basic and diluted	(0.63)	(0.81)

NOTE 4. RESTRUCTURING

As reported in the Form 10-K, the Company announced plans in the fourth quarter of 2001 to consolidate substantially all of its domestic operations into one facility. The plan entailed the closure of two facilities, reduction of scope of operations in a third facility and termination of approximately 110 employees company wide. The Company added 50 employees in Atlanta in the first quarter of 2002 to absorb the functions of the closed locations. During the second quarter of 2002, the Company negotiated to terminate the lease of a closed facility and recorded a reduction in the restructuring reserve of $220,000. The remaining closed facilities have operating leases with various expiration dates through 2005. The other costs of the restructuring were paid in the first half of 2002. The following table sets forth changes in the restructuring reserve during the three and six months ended June 30, 2003 (in thousands):

	Reserve Balance December 31, 2002	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2003	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2003

Facility closure and consolidation	$322	$—	$(38)	$284	$—	$(36)	$248

NOTE 5. INVESTMENT IN AND ADVANCES TO AFFILIATE

As reported in the Form 10-K, in June 2002, the Company acquired a minority interest in PracticeWares, Inc. (“PracticeWares”), a dental supply company, for $1.0 million. Additionally, the Company advanced $3.5 million in the form of two loans, a $3.0 million long-term loan and $500,000 short-term loan. The short-term loan was repaid in June 2003. The Company has the option, under certain conditions, to acquire the remaining equity interest in PracticeWares it does not own. The investment is being accounted for using the equity method of accounting. The Company’s share of the results of operations for PracticeWares for the three and six months ended June 30, 2003 was approximately $119,000 and $224,000, respectively, and is recorded as equity in loss of affiliate in the consolidated statements of operations.

In connection with the investment, the Company entered into a long-term distribution agreement with PracticeWares under which PracticeWares is offering its dental supplies to PracticeWorks customers in exchange for royalty payments to the Company on these sales. For the three and six months ended June 30, 2003, the royalties earned were immaterial. The Company also licenses its e-commerce software under a long-term agreement with PracticeWares. The fee for the license agreement was recorded at its present value in other liabilities and is being recognized ratably over the life of the agreement.

NOTE 6. INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2003	December 31, 2002

Manufactured products:
Component and spare parts	$4,914	$3,872
Work-in-progress	931	359
Finished goods	4,179	2,939

	10,024	7,170
Purchases for resale and other	863	679

	10,887	7,849
Reserve	(318)	—

	$10,569	$7,849

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic common shares outstanding	17,800	12,873	17,764	12,055
Dilutive effect of common stock options and warrants	2,124	1,702	1,416	1,306

Diluted common shares outstanding	19,924	14,575	19,180	13,361

For the three and six months ended June 30, 2003, approximately 802,000 and 1.3 million shares of common stock issuable under stock options and warrants, respectively, were not included in the calculation of fully diluted earnings per share because the exercise prices were above the average market price. Additionally, the diluted number of shares excludes approximately 160,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.

For the three and six months ended June 30, 2002, approximately 214,000 and 1.2 million shares of common stock issuable under stock options and warrants, respectively, were not included in the calculation of fully diluted earnings per share because the exercise prices were above the average market price. Additionally, the diluted number of shares excludes approximately 151,000 shares of common stock issuable upon conversion of the series B preferred stock, because such inclusion was antidilutive.

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

The Company’s Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

IT - United States:
Revenues	$23,057	$19,033	$44,053	$36,048
Net income	3,708	757	5,160	365
IT - International:
Revenues	$4,070	$1,902	$7,752	$3,922
Net income	273	47	498	201
Manufactured Products:
Revenues	$19,454	$—	$38,617	$—
Net income	1,923	—	3,546	—
Totals:
Revenues	$46,581	$20,935	$90,422	$39,970
Net income	5,904	804	9,204	566

NOTE 9. COMMITMENTS AND CONTINGENCIES

WARRANTY COSTS

The Company provides purchasers of its Trophy products a limited warranty, generally two years. Warranty costs are provided for at the time of sale based upon historical claims experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods. Actual warranty costs incurred are charged against the accrual when paid.

The changes in the warranty reserve during the three and six months ended June 30, 2003 are summarized as follows (in thousands):

Balance at December 31, 2002	$2,754
Additions – Charged to operations	61
Additions – Currency fluctuations	94
Deductions – Charged against reserve	—

Balance at March 31, 2003	2,909
Additions – Charged to operations	82
Additions – Currency fluctuations	157
Deductions – Charged against reserve	(368)

Balance at June 30, 2003	$2,780

LEGAL PROCEEDINGS

Trophy has been a defendant in several legal matters arising from 1996 to August 2000 in Belgium, France, Germany, Israel, Italy, the United Kingdom and the United States, caused by scissor arm defects on two of its products. These defects forced Trophy in 2001 to initiate a recall of these products, which consists mostly of on-site reviews by Trophy technical personnel of all products sold and, when deemed necessary, a free replacement for the defective products, or the implementation of a corrective kit. Management estimates that the on-site technical reviews will be completed during 2003. In connection with the Trophy acquisition the Company received indemnifications, subject to amounts accrued in the opening balance sheet, applicable insurance proceeds and a deductible of approximately $1.125 million as well as certain other limits and conditions, for product liability claims related to these defective products. Such indemnification is capped at $7.5 million. As of June 30, 2003, approximately $660,000 was accrued based on management’s best estimate of the future costs of the recall program related claims. Management also considered the ability of Trophy’s former parent to satisfy the indemnification of the claims in its accrual of estimated future costs. The Company believes that neither the pending nor future claims nor legal proceedings related to the scissor arms will have a material impact on its financial condition, liquidity or operating results.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003. The adoption of this standard did not have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities. The disclosure provisions of FIN No. 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 effective December 31, 2002 (see Note 9). The adoption of these provisions did not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123. Although it does not require the use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements was effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 was effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148. The Company adopted this standard effective December 31, 2002. The adoption of this standard did not have a material impact on its financial statements (see Note 2).

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. FIN No. 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN No. 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company will adopt FIN No. 46 effective July 1, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 11. SUBSEQUENT EVENTS

PROPOSED ACQUISITION BY EASTMAN KODAK COMPANY

On July 21, 2003, the Company announced that it had agreed to be acquired by Eastman Kodak Company. In the proposed transaction, holders of common stock of the Company will receive $21.50 per share and holders of the Company’s series B convertible redeemable preferred stock will receive $7.33 per share. The acquisition is subject to the approval of the stockholders of the Company and regulatory approval. The agreement includes a break-up fee of $12 million, which is payable by the Company to Kodak if the Company terminates the agreement under certain circumstances. Consummation of the transaction is also subject to other customary closing conditions. The agreement contains other terms and conditions consistent with transactions of this kind. The Company anticipates closing the transaction in 2003.

CREDIT AGREEMENT

On July 21, 2003, the Company completed an amendment to its credit facility, which was initiated in May 2003. The purpose of the amendment was to place Euro denominated borrowings into a French subsidiary, to eliminate an intercompany Euro denominated note payable to the Company from the French subsidiary and to use such proceeds to retire U.S. Dollar denominated debt in the United States. In connection with such amendment, in May 2003 the Company modified its designation of the Euro denominated intercompany note receivable from permanently reinvested to one for which settlement became planned or anticipated. In connection with this planned amendment and change in designation of the Euro denominated intercompany note, from the date of the modification through June 30, 2003, the fluctuations in the value of the note due to exchange rates resulted in a transaction and currency gain of $617,000. In addition, the Company entered into a forward agreement to fix the exchange rate of the note repayment. This forward agreement was not designated as a hedge and a gain of $337,000 resulting from the change in the fair value of the instrument was recorded in transaction and currency gains. Included in the consolidated statement of operations is a total gain of $954,000 related to these events.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the premier provider of software-based information management technology systems and related services for dentists, orthodontists and oral and maxillofacial surgeons in the United States, and on a more limited basis, in Europe, Canada and Australia, and, through our Trophy subsidiary, we are the world’s leading provider of digital and conventional radiology equipment for dental applications. Our product offerings include practice management applications, digital radiography systems, cosmetic imaging systems, electronic data interchange (EDI) and other e-commerce services and conventional x-ray equipment. PracticeWorks also offers ongoing maintenance, support and training related to its practice management software products. Our business is divided into segments as follows: (1) ) information technology systems and related services business, which is in turn divided into a domestic and an international segment; and (2) manufactured products segment, consisting of the Trophy radiology business.

On July 21, 2003, we announced that we had agreed to be acquired by Eastman Kodak Company. In the proposed transaction, holders of common stock of the Company will receive $21.50 per share and holders of the Company’s series B convertible redeemable preferred stock will receive $7.33 per share. The acquisition is subject to the approval of the stockholders of the Company and regulatory approval. The agreement includes a break-up fee of $12 million, which is payable by us to Kodak if we terminate the agreement under certain circumstances. Consummation of the transaction is also subject to other customary closing conditions. The agreement contains other terms and conditions consistent with transactions of this kind. We anticipate closing the transaction in 2003.

Significant Accounting Policies

We have five accounting policies that we believe are significant to our financial condition and results of operations and require judgments or estimates about matters. These policies are:

Revenue Recognition

We base our revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended. Revenue from maintenance and support services and subscriptions, which typically have contract terms varying from one to three years in length, is recognized ratably over the life of the contract. Revenue from electronic services is recognized as the service is provided. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists; delivery has occurred or training has been initiated, whichever is later; fees are fixed or determinable; and collectibility is probable. Revenue from hardware sales is recognized upon product shipment, terms of which are typically FOB shipping point. Revenue from training and implementation services is recognized as the service is provided. Revenue from Trophy equipment sales is recognized when no significant vendor obligation remains, title to the equipment passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Outside of the United States, Trophy sells to a network of third party distributors. Revenue is recognized at the time of delivery to the distributor as title passes and no right of return exists. Amounts received from customers in advance of product shipment or service periods are recorded as deposits or deferred revenue.

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

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as hedging instruments and that are terminated early, the gain or loss that was previously reported as a component of other comprehensive income (loss) is reclassified into earnings in the same period the instrument is terminated. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

We use derivative financial instruments primarily to reduce our exposure to fluctuations in interest rates and foreign exchange rates. For those derivative financial instruments that are designated and qualify as hedging instruments, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or accrued liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statements of operations as the underlying exposure being hedged. We also formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.

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

Our Chief Operating Decision Maker evaluates performance based on measures of segment revenues and operating results.

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

IT - United States:
Revenues	$23,057	$19,033	$44,053	$36,048
Net income	3,708	757	5,160	365
IT - International:
Revenues	$4,070	$1,902	$7,752	$3,922
Net income	273	47	498	201
Manufactured Products:
Revenues	$19,454	$—	$38,617	$—
Net income	1,923	—	3,546	—
Totals:
Revenues	$46,581	$20,935	$90,422	$39,970
Net income	5,904	804	9,204	566

Consolidated Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenues (Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,

	2003	Percent of total	2002	Percent of total	Dollar change	Percent change	2003	Percent of total	2002	Percent of total	Dollar change	Percent change

Support, e-services and subscription	$16,047	35%	$13,644	65%	$2,403	18%	$31,454	35%	$26,875	67%	$4,579	17%
Software, equipment and related services	6,634	14	5,584	27	1,050	19	13,447	15	11,180	28	2,267	20
Manufactured Products	23,900	51	1,707	8	22,193	*	45,521	50	1,915	5	43,606	*

Total	$46,581	100%	$20,935	100%	$25,646	123%	$90,422	100%	$39,970	100%	$50,452	126%

*	not meaningful

Total Revenues.  Total revenues for the three months ended June 30, 2003 increased as a result of $5.4 million of organic growth and revenues of $19.5 million attributable to the Trophy acquisition and $820,000 attributable to other acquisitions completed in the fourth quarter of 2002.

Total revenues for the six months ended June 30, 2003 increased as a result of $10.1 million of organic growth and revenues of $38.6 million attributable to the Trophy acquisition and $1.7 million attributable to other acquisitions completed in the fourth quarter of 2002.

Support, E-services and Subscription Revenue.  Support, e-services and subscription revenue is derived from contractual arrangements for maintenance and support services and subscriptions to our information technology software and related support and from electronic services. For the three months ended June 30, 2003, these revenues increased primarily as a result of increased subscription revenue of $814,000, maintenance revenue of $1.1 million, and electronic services revenue of $515,000. The increases in subscriptions and electronic services revenues for the three months ended June 30, 2003 are largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and the expansion of e-services offered to existing customers. The increase in maintenance revenue is equally attributable to increased volume and acquisition revenue.

For the six months ended June 30, 2003, these revenues increased primarily as a result of increased maintenance revenue of $1.9 million, subscription revenue of $1.7 million and electronic services revenue of $925,000. The increases in subscriptions and electronic services revenues for the six months ended June 30, 2003 are also largely volume related and include the effects of increased numbers of upgrade and new customers entering into subscription agreements and expansion of e-services offered to existing customers. The increase in maintenance revenue is largely acquisition related.

Software, Equipment and Related Services Revenue.   Software, equipment and related services revenue include one-time sales of licenses and systems, and fees for training and implementation services. For the three months ended June 30, 2003, these revenues increased primarily as a result of increased training and implementation revenue of $428,000, equipment sales of $400,000, primarily in our orthodontic business, and software license sales of $223,000. These increases are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications.

For the six months ended June 30, 2003, these revenues increased primarily as a result of increased equipment sales of $920,000, software license sales of $844,000 and training and implementation revenue of $500,000. These increases are attributable to growth in our basic business as existing and new customers avail themselves of our new product offerings and continue to implement our core practice management applications.

Manufactured Products Revenue. Manufactured products revenue includes the sale of products manufactured by our recently acquired Trophy subsidiary. Beginning in early 2002 and prior to the acquisition of Trophy, we were the exclusive distributor of Trophy products in the United States. For the three and six months ended June 30, 2003, this revenue increased by $22.2 million and $43.6 million, of which $19.5 million and $38.6 million, respectively, was related to the Trophy acquisition and excludes sales of Trophy products made by PracticeWorks’ sales representatives and the remaining growth was attributable to sales made by our PracticeWorks’ sales representatives.

Costs and Operating Expenses (Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,
	2003	Percent of sales	2002	Percent of sales	Dollar change	Percent change	2003	Percent of sales	2002	Percent of sales	Dollar change	Percent change
Purchases for resale	$3,746	8%	$3,233	15%	$513	16%	$7,432	8%	$6,153	15%	$1,279	21%
Costs of manufactured products	8,839	19	617	3	8,222	*	17,522	19	707	2	16,815	*
Selling, general and administrative	21,873	47	12,209	58	9,664	79	43,005	48	25,116	63	17,889	71
Research and development	2,502	5	848	4	1,654	195	4,767	5	1,927	5	2,840	147
Depreciation and amortization	2,655	6	1,838	9	817	44	5,328	6	3,479	9	1,849	53
Total other (income) expense	(230)	(0)	1,386	7	(1,616)	(117)	567	1	2,022	5	(1,455)	(72)
Provision for income taxes	1,292	3	—	—	1,292	100	2,597	3	—	—	2,597	100

* not meaningful

Purchases for Resale.  Purchases for resale include costs of processing, forms and postage for EDI claims and statements and other electronic services, purchases of hardware, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. Purchases for resale for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, increased primarily due to increased costs related to the growth in training and implementation revenue, equipment sales, hardware maintenance revenue and electronic services.

Purchases for resale for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, increased primarily due to increased costs related to the growth in equipment sales, electronic services revenue, and training and implementation revenue.

Cost of Manufactured Products.  For the three and six months ended June 30, 2003, manufactured products include production costs of worldwide Trophy product sales. The existence of this expense category is attributable to the Trophy acquisition. Costs for the prior period are related to purchases under the distribution agreement initiated late in the first quarter of 2002.

Selling, General and Administrative, or SG&A.  SG&A expense includes all operating costs excluding research and development and depreciation and amortization of other intangible assets. SG&A expense for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, increased by $9.7 million, of which $7.0 million relates to the Trophy acquisition. Of the remaining $2.7 million increase, $640,000 relates to increases in personnel costs attributable to acquisitions and growth in our business, $630,000 in increased marketing, branding, promotion and travel expenses, $410,000 relates to increases in legal and professional fees primarily related to acquisitions, Sarbanes-Oxley compliance and HIPAA consulting assistance, $380,000 relates to increases in accounts receivable management and collection fees, and $100,000 relates to increases in business insurance. Additionally, included in SG&A for the three months ended June 30, 2002 is the reduction of the restructuring accrual of $224,000 primarily related to the negotiation to terminate the lease of a closed facility.

SG&A expense for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, increased by $17.9 million, of which $13.1 million relates to the Trophy acquisition. Of the remaining $4.8 million increase, $1.6 million relates to increases in personnel costs attributable to acquisitions and growth in our business, $1.2 million in increased marketing, branding, promotion and travel expenses, $950,000 relates to increases in legal and professional fees primarily related to acquisitions, Sarbanes-Oxley compliance and HIPAA consulting assistance, $500,000 relates to increases in accounts receivable management and collection fees, and $160,000 relates to increases in business insurance. Additionally, included in SG&A for the six months ended June 30, 2002 is the reduction of the restructuring accrual of $143,000 primarily related to the negotiation to terminate the lease of a closed facility.

Research and Development.  Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with ongoing programs that have not yet reached technological feasibility. These programs focus on advancing our core practice management and other technologies, developing new products at our Trophy subsidiary and enhancing the quality and performance of our classic products. Research and development expense increased for the three months ended June 30, 2003, compared to the same period in 2002, primarily due to the Trophy acquisition, and to a lesser extent, an increase in the number of supported products resulting from acquisitions. Excluding acquired capitalized software costs, software costs capitalized totaled $579,000 and $401,000 for the three months ended June 30, 2003 and 2002, respectively.

Similarly, research and development expense increased for the six months ended June 30, 2003, compared to the same period in 2002, principally due to an increase in the number of supported products resulting from acquisitions, primarily the Trophy acquisition. Excluding acquired capitalized software costs, software costs capitalized for the six months ended June 30, 2003 totaled $1.0 million and for the six months ended June 30, 2002 totaled $792,000.

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

Depreciation and Amortization.  Depreciation and amortization of other intangible assets increased for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, due principally to increases of $810,000 and $1.6 million in amortization of acquired technology, capitalized software development costs and other intangibles, principally from acquisitions, and increases of $20,000 and $280,000 in depreciation of acquired and purchased fixed assets, respectively.

Total Other (Income) Expense.  Total other (income) expense includes interest income, interest expense, debt extinguishment costs, transaction and currency gains, and equity in loss of affiliate. For the three months ended June 30, 2003, we recognized interest income of $101,000, interest expense of $783,000 related to our current Bank of America Credit Agreement (“Credit Agreement”), transaction and currency gains of $1.0 million, of which $954,000 relates to a transaction and currency gain resulting from a modification of our financing structure for the Trophy acquisition and a forward exchange contract related to the modification, and an equity loss in our affiliate of $119,000. For the three months ended June 30, 2002, we recognized interest expense of $497,000 related to the previous credit facility with FINOVA Capital and $889,000 in debt extinguishment charges related to the early repayment and termination of that credit facility. The equity in loss of affiliate for the three months ended June 30, 2002 was nil.

For the six months ended June 30, 2003, we recognized interest income of $206,000, interest expense of $1.6 million related to our current Credit Agreement, transaction and currency gains of $1.0 million, of which $954,000 relates to a transaction and currency gain resulting from a modification of our financing structure for the Trophy acquisition and forward exchange contract related to the modification, and an equity loss in our affiliate of $224,000. For the six months ended June 30, 2002, we recognized interest expense of $1.1 million related to the previous credit facility with FINOVA Capital and $889,000 in debt extinguishment charges related to the early repayment and termination of that old credit facility. The equity in loss of affiliate for the six months ended June 30, 2002 was nil.

Provision for Income Taxes.  For the three and six months ended June 30, 2003, the provision for income taxes relates primarily to income of our foreign businesses. For the three and six months ended June 30, 2003, we generated domestic pre-tax income for financial reporting purposes of $3.8 million and $5.4 million and domestic taxable income of $2.1 million and $2.8 million, respectively. Our foreign taxes relate primarily to operations in France where the effective rate is approximately 36%. The financial reporting results differ from those for tax purposes primarily due to book versus tax differences in goodwill and other temporary differences. Similarly, the effective income tax rate differed from the statutory rate primarily due to the effect of state income taxes and the reduction of a valuation allowance. For the three and six months ended June 30, 2003, we utilized $2.1 million and $2.8 million, respectively, of our net operating loss (“NOL”) carryforwards to offset our domestic taxable income. As of June 30, 2003, we have total domestic NOL carryforwards totaling $24.9 million, including acquired NOL’s of $13.5 million, that will be available to offset future taxable income, $1.6 million in tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid in capital when realized, and $423,000 in tax credits that will be available to offset future tax liability. The internally generated NOLs expire at various times beginning in 2021 and the acquired NOLs expire at various times beginning in 2005.

We reported net deferred tax assets at June 30, 2003 of $7.3 million and long-term deferred tax liabilities of $8.4 million. The deferred tax assets consist of gross NOLs of $9.2 million and temporary differences of $4.4 million. As of June 30, 2003, we have recorded a valuation allowance of $6.3 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have prepared projections that indicate that our NOLs would be absorbed prior to their expiration. However, we have not recorded the benefit of the NOL utilization in the financial statements because projections over multiple years are inherently imprecise. Management believes that it is more likely than not that the recorded deferred tax assets will be realized based on our financial projections, sales backlog, historic quarter over quarter operational improvements in 2001, 2002 and 2003, and available tax strategies. These factors indicate that we will generate taxable income within the next one to two years sufficient to realize the tax benefits represented by these future deductible temporary differences.

Net Income.  As a result of the foregoing, we had net income of $5.9 million and $9.2 million for the three and six months ended June 30, 2003, compared to net income of $804,000 and $566,000 for the three and six months ended June 30, 2002, respectively.

Accrued and Accretive Dividends on Preferred Stock.  For the three months ended June 30, 2003, we recorded accrued and accretive dividends related to the series B convertible redeemable preferred stock of $161,000 to recognize the 6.0% dividend and amortization of the $1.5 million estimated valuation discount, as compared to $156,000 for the three months ended June 30, 2002. For the three months ended June 30, 2002, we recorded accrued and accretive dividends of $867,000 related to the series A convertible redeemable preferred stock and $88,000 related to the series C convertible redeemable preferred stock. Additionally, during the three months ended June 30, 2002 we recorded a charge of $7.6 million as a result of the redemption of all of our series A convertible redeembable preferred stock. There were no shares outstanding of the series A and series C convertible redeemable preferred stock during the three month period ended June 30, 2003.

For the six months ended June 30, 2003, we recorded accrued and accretive dividends related to the series B convertible redeemable preferred stock of $321,000 to recognize the 6.0% dividend and amortization of the $1.5 million estimated valuation discount, as compared to $310,000 for the six months ended June 30, 2002. For the six months ended June 30, 2002, we recorded accrued and accretive dividends of $1.9 million related to the series A convertible redeemable preferred stock and $308,000 related to the series C convertible redeemable preferred stock. Additionally, during the three months ended June 30, 2002 we recorded a charge of $7.6 million as a result of the redemption of all of our series A convertible redeemable preferred stock. There were no shares outstanding of the series A and series C convertible redeemable preferred stock during the six month period ended June 30, 2003.

Liquidity and Capital Resources

Our principal capital requirements have been to fund

•	acquisitions;

•	working capital;

•	capital expenditures for furniture, fixtures and equipment;

•	software development costs; and

•	debt reduction.

At June 30, 2003, we had total cash and cash equivalents of $10.9 million and a working capital deficit of $3.0 million (including the effect of deferred revenue and customer deposits of $14.1 million).

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2003, an improvement from $3.3 million provided in the comparable period in 2002. The significant increase in operating cash flow for 2003 from 2002 is a representation of the operating leverage of our business model. In addition, cash flow has been assisted by the increasing number of recurring transactions that are paid by credit card or automatic bank draft and from continued improvement in our accounts receivable collection effort, as evidenced by the significant decrease in day’s sales outstanding from 32 in the second quarter of 2002 to 27 in the second quarter of 2003, excluding the effects of the Trophy acquisition. Including the Trophy acquisition, consolidated day’s sales outstanding were 49 and were due to the traditional longer payment habits of customers located outside the U.S. We expect to generate between $14 million and $19 million in operating cash flow during the remainder of 2003 and expect to continue to benefit from the utilization of $24.9 million of domestic net operating losses to offset any domestic taxable income expected to be generated during 2003.

For each of the periods presented, the majority of our cash used for investing has been for acquisitions. During 2003, we completed the final payments of the Trophy acquisition of $3.9 million, consisting of a net working capital adjustment and transaction costs. During the comparable period in 2002, we completed a small acquisition for $2.6 million and funded a portion of the purchase price from proceeds of borrowings. Additionally, in June 2002, we acquired a minority interest in PracticeWares for $1.0 million in cash and loaned this affiliate $3.5 million. PracticeWares repaid $500,000 in the second quarter of 2003 and we expect the remainder to be repaid beginning June 2004. The remainder of our investing activities has consisted of capital expenditures for equipment, software development costs and other intangibles. For the remainder of 2003, we expect to incur capital expenditures of $2 million related to property and equipment and $1 million for capitalized software, and we plan to fund these additions from operating cash flows.

During 2003, we commenced the amortization of the term loan portion of the Credit Agreement. During 2002, our financing activities consisted of the completion of a public offering of our common stock raising $63.9 million (net of underwriters’ discount and other offering expenses), the repayment of the outstanding principal related to our credit facility of $21.7 million, the $15.0 million redemption of the series A convertible redeemable preferred stock, and borrowing $1.3 million related to a small acquisition completed in January 2002.

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

Credit Facilities

To finance the acquisition of Trophy, we entered into a $45 million Credit Agreement consisting of a $30 million term loan and a $15 million revolver, subject to availability based on inventory and accounts receivable. As of June 30, 2003, $26.3 million was outstanding under the term loan and $9 million was outstanding under the revolver. The Credit Agreement has a three-year term and matures on December 23, 2005 and is collateralized by substantially all of the Company’s real and personal property, 100% of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries. Principal and interest payments under the term loan are due quarterly and commenced March 31, 2003. The revolver requires quarterly interest-only payments beginning March 31, 2003, with any outstanding balance due at maturity. The Credit Agreement contains certain restrictions and covenants, none of which are expected to materially affect our operations or ability to borrow under the facility. Interest is calculated on outstanding amounts under the Credit Agreement based on either (1) the higher of the federal funds rate plus ½ of 1% or (2) the prime rate or LIBOR, plus an applicable spread. We select the functional interest rate and at June 30, 2003, the effective rate was LIBOR plus 400 basis points or, 5.12%. During March 2003, as required by the Credit Agreement, we entered into a hedge arrangement whereby we fixed the base rate related to $15 million of the term note. The fixed base rate will be 1.85% for the remaining term of the Credit Agreement for that portion of the note. We are also required to pay a quarterly commitment fee for any availability under the revolver at a rate of .5% to .75%, depending on the achievement of certain financial performance criteria. After June 30, 2003, we have the ability to lower the applicable spread applied to the functional interest rate if certain financial performance criteria are met. As of June 30, 2003, $6 million was available to borrow under the facility.

On July 21, 2003, we completed an amendment to our Credit Agreement which was initiated in May 2003. The purpose of the amendment was to place Euro denominated borrowings into a French subsidiary, to eliminate an intercompany Euro denominated note payable to the Company from the French subsidiary and to use such proceeds to retire U.S. Dollar denominated debt in the United States. The Credit Agreement expires on December 23, 2005 and is collateralized by substantially all of the Company’s real and personal property, 100% of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s first-tier foreign subsidiaries and, as it relates to the French borrowings, 100% of the capital stock of the Company’s first-tier French subsidiary. The interest and repayment terms remained the same.

Assuming our series B convertible redeemable preferred stock issuance is not converted, our future contractual cash obligations, excluding interest and dividends, are as follows (in thousands):

	July – December 2003	2004	2005	2006	2007 and Thereafter
Credit Agreement	$3,750	$10,000	$21,500	$—	$—
Other long-term debt	618	1,090	470	453	338
Capital lease obligations	33	34	—	—	—
Operating leases	1,672	3,117	2,617	2,024	3,890
Preferred stock	—	—	—	5,199	—
Total	$6,073	$14,241	$24,587	$7,676	$4,228

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

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. FIN No. 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN No. 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We will adopt the provision of FIN No. 46 effective July 1, 2003. We do not expect the adoption of these provisions will have a material impact on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material impact on the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISKS

Prior to the Trophy acquisition, we had historically conducted foreign operations in the United Kingdom, Sweden, Canada and Australia, each of which conducted business in their local currency. Trophy’s functional currency is the Euro and has customers around the world. To mitigate exposure to foreign currency fluctuations, Trophy invoices customers in four currencies: Euro, United States Dollar, Pound Sterling, and Japanese Yen. For the three and six months ended June 30, 2003 approximately 50% and 51% of total revenues, respectively, were earned outside the United States and collected in the local currency, compared to 9% and 10%, respectively, for the comparable periods of 2002. Costs and operating expenses were also paid in such corresponding local currencies.

In January 2003, we entered into fixed-forward foreign exchange contracts to minimize exposure to fluctuations in the Japanese Yen. These contracts mature at various times through July 2003. The Company did not designate these contracts as a hedge under SFAS No. 133. Accordingly, the change in the fair value of the contracts are recorded in earnings immediately. As of June 30, 2003, we had one remaining open forward contract totaling 85,000,000 Japanese Yen, or $700,000 U.S. Dollars.

In May 2003 and in connection with the planned repayment of a Euro denominated intercompany note, we entered into a forward exchange contract to fix the exchange rate at the time of repayment. The contract was not designated as hedge and a gain of $337,000 related to the change in the fair value was recorded in earnings immediately. The intercompany note was repaid and the forward contract closed on July 21, 2003.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account, a component of stockholders’ equity. For intercompany debt denominated in a currency other than the functional currency, the remeasurement into the functional currency is included in stockholders’ equity for debt considered to be long-term in nature and in earnings for all other debts. As of June 30, 2003 and December 31, 2002, we have recorded accumulated other comprehensive income of $4.1 million and $1.2 million, respectively, and transaction and currency gains of $1.0 million for the six months ended June 30, 2003. The significant increase in 2003 relates primarily to fluctuations between the Euro and U.S. Dollar related to the Trophy acquisition.

INTEREST RATE RISKS

We are subject to interest rate risk based on fluctuations in interest rates and variability in interest rate spread relationships, such as prime or LIBOR spreads. Approximately $22 million of our outstanding debt at June 30, 2003 related to indebtedness under our Credit Agreement with Bank of America and contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable debt would result in a decrease of approximately $220,000 in our annual pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2003.

In March 2003, as required by the Credit Agreement, we entered into an interest rate swap agreement that effectively converted one-half of the term note from floating-rate debt to a fixed-rate debt through December 23, 2005, thereby hedging against the impact of interest rate changes on future cash flows (interest expense). The interest rate swap agreement has an initial aggregate notional amount of $15.0 million maturing on December 23, 2005. The interest rate swap fixes the base rate of the term note to 1.85%. The variable rate was based on three-month LIBOR rate, or 1.12% as of June 30, 2003. The interest rate swap agreement is designated as a cash flow hedge and the terms of the swap agreement and hedged item is such that the effectiveness can be measured using the short-cut method defined in SFAS No. 133. The Company recorded an immaterial amount of additional interest expense for the three and six months ended June 30, 2003, respectively, related to the swap. As of June 30, 2003, the fair value carrying amount of this instrument, which is included in accrued expenses and other comprehensive income (loss), was a liability of $81,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of June 30, 2003 the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 17, 2003. The stockholders voted on the election of three Class III directors, as more fully described in our definitive Proxy Statement, dated May 9, 2003. The votes were as follows:

	For	Against	Abstain
Richard E. Perlman	13,620,024	0	999,977
William A. Shutzer	14,369,430	0	250,571
J. Thomas Presby	14,583,517	0	36,484

The stockholders also voted upon the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2003. Stockholders voted 14,372,684 shares for and 242,919 shares against such ratification. Stockholders abstained from voting 4,398 shares on the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

2.1	Agreement and Plan of Merger, dated as of July 20, 2003, by and among PracticeWorks, Inc., Eastman Kodak Company and Peach Acquisition, Inc.

10.1

Voting Agreement and Irrevocable Proxy, dated as of July 20, 2003, by and among Eastman Kodak Company, Peach Acquisition, Inc., the directors of PracticeWorks, Inc., James A. Cochran and C. Lamar Roberts.

31.1	Certification of the Registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

We filed a Current Report on Form 8-K dated April 29, 2003 under items 7 and 9 providing our financial press release for the first quarter, transcript of the financial release conference call and the slide presentation for the call.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2003.

PRACTICEWORKS, INC.
/s/ JAMES K. PRICE
James K. Price President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES A. COCHRAN
James A. Cochran Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)